Form 10KSB
period 2004-11-30
BECOMING ART INC
filed 2005-02-28
CIK 1285206

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended November 30, 2004
                                -----------------

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE   SECURITIES EXCHANGE
        ACT OF 1934

     For the transition period from _________________ to __________________


                       Commission file number: 333-117257
                                               ----------


                               BECOMING ART, INC.
                               ------------------
                 (Name of small business issuer in its charter)



            Nevada                                        Applied For
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                               867 West 8th Avenue
                   Vancouver, British Columbia, Canada V5Z 1E3
                  ---------------------------------------------
                    (Address of principal executive offices)

                                 (604) 727-8402
                            -------------------------
                            Issuer's telephone number

Securities to be registered pursuant to Section 12(b) of the Act:

     Title of each class               Name of each exchange on which
     to be so registered               each  class is to be registered


         None                                      None

Securities to be registered pursuant to Section 12(g) of the Act:


                                  Common Stock
                                  ------------

(Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                             Yes      X                                No _____
                                ------------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                            Yes      X                               No _____
                                -----------


State issuer's revenues for its most recent fiscal year:          Nil
                                                          --------------------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

 $2,884,550 as at February 28, 2005 based on the last sale's price of our common
 -------------------------------------------------------------------------------
                                     stock
                                     -----
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            9,884,550 shares of common stock as at February 28, 2005
            --------------------------------------------------------

                                TABLE OF CONTENTS
                                -----------------

                                                                          Page

ITEM 1:  DESCRIPTION OF BUSINESS.............................................4
ITEM 2:  DESCRIPTION OF PROPERTY............................................12
ITEM 3:  LEGAL PROCEEDINGS..................................................12
ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................12
ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........12
ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..........13
ITEM 7:  FINANCIAL STATEMENTS...............................................15
ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURES.....................................24
ITEM 8A:  CONTROLS AND PROCEDURES...........................................24
ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.......25
ITEM 10:  EXECUTIVE COMPENSATION............................................27
ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....27
ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................28
ITEM 13:  EXHIBITS AND REPORTS..............................................28
ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES............................29

PART I

ITEM 1:  DESCRIPTION OF BUSINESS

In General

We intend to commence business operations by distributing high quality fine art reproductions in both the mass wholesale and retail market throughout North America. We were formed as a corporation pursuant to the laws of Nevada on October 13, 2003. To date, we have primarily been involved in organizational activities.

Our business strategy is to proceed with a project known as the "New Artist Program". As part of the program, we will enter into agreements with developing artists whereby they will provide us with original paintings or other images for reproduction. While each artist will retain ownership of these original artworks, we will have possession of them from time to time to replicate these works and sell the reproductions on a best efforts basis to art dealers, distributors, mass retailers and consumers. The revenue from the sale of these art reproductions will be divided between us and the artist. We will provide the artist with 10% of the net profit earned from our sale of the artist's images. Net profit is defined as the amount remaining after deducting the cost of reproduction, internal labor, framing, packaging and shipping from the wholesale invoice of each order.

Agreements with Artists

We intend to solicit potential artists by contacting various art schools, art groups and gallery representatives. We will ask that interested artists provide us with a copy of their resume, along with a portfolio. Based on our management's review of this information, we will offer selected artists the opportunity to execute a distribution agreement with us. To date, we have solely solicited potential artists through various art groups who notify us when and where art shows are being held. We have discussed our business plan with various artists at these events. We select artists based upon their ability to produce various types of decorative artwork that we believe will have mass appeal. This is a subjective decision that our management makes.

We have executed licensing agreements with five artists covering an aggregate of 121 images. Under our form of license agreement, we receive the non-exclusive right to reproduce and market specific original art works, that are specifically described in the agreement, that the artist has created for a period of ten years. After the initial ten year period of the agreement, the agreement may be terminated by the artist upon six month's written notice. If there is a breach of a term of the agreement, either party may terminate the agreement upon 10 day's written notice. The artist retains ownership of the original artwork.

We will be responsible for all costs associated with reproducing the artworks, marketing the reproductions, processing product orders and payment and delivering the product to distributors, retailers and consumers. We will bear most of these expenses. The customers may bear some of the shipping costs.

We agree to pay the artist 10% of the net profit earned from our sale of his or her images within 30 days of receiving payment from the purchaser. We will also agree upon a minimum selling price for each work, depending on the type of reproduction to be sold.

Art Reproduction Techniques

The  quality  of  art  reproduction   technology  is  in  a  constant  state  of
advancement. Currently, there are three standard processes available for reproducing quality reproductions of original art works in an efficient and cost-effective manner:

o     offset lithography;

o     digital offset; and

o     giclee.

Offset lithography is the conventional method of art reproduction. While the end product is of high quality, there are significant set-up costs involved and the number of prints necessary in order for the process to be cost effective is high. As well, since the color proofs of the work are often produced using a different process from the final printing, the color of the reproductions may not be perfectly accurate. The offset lithography process is ideal for orders of over 500 prints.

Digital offset printing relies upon the same reproduction process as offset lithography. However, there is no need for any film, plates or separate proofing systems. Reproduction quality is high, there is no need for a minimum quantity order and the time it takes to create the reproduction is minimal. As well, because digital offset proofs are produced on the same machine that prints the final product, color accuracy is guaranteed.

Giclee technology was first developed as a proofing process for digital pre-press applications. Because no screens are used, the prints have a higher apparent resolution than lithographs. Giclee reproduction is a two-staged process involving color replication and then reproduction of texture and brush strokes.

The giclee is produced by spraying a fine stream of ink onto art paper or canvas. The effect is similar to an airbrush technique, but much finer. Each piece is hand mounted onto a drum which rotates during printing. Exact calculations of hue, value and density direct the ink from four nozzles. The artist's color approval and input are essential for the creation of the final custom settings for an edition. Each print is produced at a time and takes approximately one hour. The process is idea for short-runs, larger formats and canvasses.

We will likely rely on digital offset reproduction for most of our printing requirements. However, depending upon consumer demand and artist preference, we may also rely on offset lithography and giclee techniques.

We have contacted various printing businesses that are able to provide us with these various types of art reproductions at competitive prices. However, we do not have any written arrangements with such printers.

Limited Edition Prints

On occasion, if there is sufficient interest in a particular artist's work, we will sell limited edition prints. Limited edition prints are a fixed number of identical prints of an original artwork that are signed by the artist and sequentially numbered showing both the print's number and the total edition size. In addition, limited edition prints rely on color matching technology that is not used for standard reproductions. When the limited edition size is set and printed, no more copies of the image will be reproduced as a print. Any materials used in the creation of the print are destroyed in order to ensure that no additional copies can be created.

Sales and Marketing Strategy

We intend to rely on sales representatives to market our artist's products. Initially, this marketing will be conducted by our two directors: Michael Hanson and Clark McFadden.

We intend to focus on direct marketing efforts whereby our representatives will directly contact:

o art dealers such as galleries, collectible shops or individual art brokers;

o distributors that are responsible for marketing and selling prints to dealers; and

o   retail outlets such as department and home furnishing stores.

These dealers, distributors and stores will be asked to sell our products to consumers. We will provide them with reproduction inventory at wholesale prices. They will then sell them to consumers at retail prices, which are typically 10% higher.

We intend to contact as many retail chains and art resellers as we can in order to market our artist's reproductions. We initially intend to focus our marketing efforts on larger department stores that currently sell original artwork and high quality reproductions.

Compliance with Government Regulation

We do not believe that government regulation will have a material impact on the way we conduct our business.

Employees

We have no employees as of the date of this annual report other than our two directors.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

Risk Factors

Any investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this annual report and any other filings we may make with the United States Securities and Exchange Commission in the future before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS MAY FAIL.

Our business plan calls for ongoing expenses in connection with the marketing and sales of art reproductions. We have not generated any revenue from operations to date.

While at November 30, 2004, we had cash on hand of $19,885, we expect to incur approximately $4,700.00 per month in business development and administrative expenses. At this rate, we expect that we will only be able to continue operations for five months without additional funding. We anticipate that these funds will be used for general administrative expenses, costs relating to our reporting obligations and business costs relating to negotiating and entering into agreements with artists, making reproductions of their artworks and initial marketing costs. In the six months thereafter, we will require approximately an additional $20,000 for additional marketing of our reproductions.

In order to expand our business operations, we anticipate that we will have to raise additional funding. If we are not able to raise the funds necessary to fund our business expansion objectives, we may have to delay the implementation of our business plan.

We do not currently have any arrangements for financing. Obtaining additional funding will be subject to a number of factors, including general market conditions, investor acceptance of our business plan and initial results from our business operations. These factors may impact the timing, amount, terms or conditions of additional financing available to us. The most likely source of future funds presently available to us is through the sale of additional shares of common stock.

BECAUSE WE HAVE NOT YET COMMENCED BUSINESS OPERATIONS, WE FACE A HIGH RISK OF BUSINESS FAILURE.

We were incorporated on October 13, 2003 and to date have been involved primarily in organizational activities. We have not earned revenues as of the date of this annual report and have incurred total losses of $15,527 from our incorporation to November 30, 2004.

Accordingly, you cannot evaluate our business, and therefore our future prospects, due to a lack of operating history. To date, our business development activities have consisted solely of negotiating and executing licensing agreements with four artists. Potential investors should be aware of the difficulties normally encountered by development stage companies and the high rate of failure of such enterprises.

In addition, there is no guarantee that we will commence business operations. Even if we do commence operations, at present, we do not know when.

WE NEED TO CONTINUE AS A GOING CONCERN IF OUR BUSINESS IS TO SUCCEED.

Our business condition, as indicated in our independent accountant's audit report, raises substantial doubt as to our continuance as a going concern. To date, we have completed only part of our business plan and we can provide no assurance that we will be able to generate enough revenue from our cash transaction processing business in order to achieve profitability. It is not possible at this time for us to predict with assurance the potential success of our business.

BECAUSE MANAGEMENT HAS NO EXPERIENCE IN THE ART REPRODUCTION BUSINESS, OUR BUSINESS HAS A HIGHER RISK OF FAILURE.

None of our directors has any technical training or experience in the art business or in the field of art reproduction. In addition, we do not have any employees with experience in this business sector. As a result, we may not be able to recognize and take advantage of product and market trends in the sector, we may be unable to accurately predict art dealer and consumer demand and we may not be able to establish business relationships with art dealers and distributors. As well, our directors' decisions and choices may not be well thought out and our operations, earnings and ultimate financial success may suffer irreparable harm as a result.

IF WE ARE UNABLE TO REACH AGREEMENTS WITH A SIGNIFICANT NUMBER OF ARTISTS FOR THE SALE OF REPRODUCTIONS OF THEIR WORKS, OUR BUSINESS WILL FAIL.

The success of our business requires that we enter into agreements with various artists respecting the reproduction and sale of their works. If we are unable to conclude agreements with such artists, or if any agreements we reach with such artists are not on favorable terms that allow us to generate profit, our business will fail. To date, we have only executed agreements with four artists.

IF WE ARE UNABLE TO RETAIN KEY PERSONNEL, THEN WE MAY NOT BE ABLE TO IMPLEMENT OUR BUSINESS PLAN

We depend on the services of our senior management for the future success of our business. In particular, our success depends on the continued efforts of our president, Michael Hanson, and our director, Clark McFadden, both of whom will manage the operation of our business. The loss of the services of Mr. Hanson or Mr. McFadden could have an adverse effect on our business, financial condition and results of operations. We do not carry any key personnel life insurance policies.

IF WE ARE NOT ABLE TO EFFECTIVELY RESPOND TO COMPETITION, OUR BUSINESS MAY FAIL

There are thousands of small distributors and retailers in the art reproduction sales business. Some of these competitors, most notably Art in Motion, Costco and Ikea, have established businesses with substantial sales volume. We will attempt to compete against these groups by securing exclusive distribution rights to certain artworks by by offering lower wholesale prices to distributors, retailers and consumers. We believe we will be able to offer lower prices because we do not have to pay funds to artists unless we sell reproductions of their artworks. We cannot assure you that such a marketing plan will be successful, or that competitors will not copy our business strategy.

Our inability to achieve sales and revenue due to competition will have an adverse effect on our business, financial condition and results of operations.

ANY ADDITIONAL FUNDING WE ARRANGE THROUGH THE SALE OF OUR COMMON STOCK WILL RESULT IN DILUTION TO EXISTING SHAREHOLDERS.

We must raise additional capital in order for our business plan to succeed. Our most likely source of additional capital will be through the sale of additional shares of common stock. Such stock issuances will cause stockholders' interests in our company to be diluted. Such dilution will negatively affect the value of an investor's shares.

BECAUSE OUR DIRECTORS AND OFFICERS COLLECTIVELY OWN 70.82% OF OUR OUTSTANDING COMMON STOCK, THEY WILL MAKE AND CONTROL CORPORATE DECISIONS THAT MAY BE DISADVANTAGEOUS TO MINORITY SHAREHOLDERS.

Mr. Michael Hanson and Mr. Clark McFadden, our directors and officers, collectively own approximately 70.82% of the outstanding shares of our common stock. Accordingly, they will have significant influence in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of these individuals may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

IF A MARKET FOR OUR COMMON STOCK DOES NOT DEVELOP, SHAREHOLDERS MAY BE UNABLE TO SELL THEIR SHARES.

There is currently no market for our common stock and we can provide no assurance that a market will develop. We currently plan to apply for listing of our common stock on the OTC Bulletin Board. However, there is no assurance that our shares will be traded on the bulletin board or, if traded, that a public market will materialize. If no market is ever developed for our shares, it will be difficult for shareholders to sell their stock. In such a case, shareholders may find that they are unable to achieve benefits from their investment.

Forward-Looking Statements

This annual report contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are most likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the "Risk Factors" section and elsewhere in this annual report.

ITEM 2:  DESCRIPTION OF PROPERTY

We do not ownership or leasehold interest in any property. Our president, Mr. Michael Hanson, provides us with office space and related office services free of charge.

ITEM 3:  LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our shares of common stock do not trade on any stock exchange or through the facilities of any quotation system. While we anticipate applying to have our shares of common stock quoted on the National Association of Securities Dealers' OTC Bulletin Board, there is no guarantee that we will be successful.

We had 34 shareholders of record as at the date of this annual report.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1. we would not be able to pay our debts as they become due in the usual course of business; or

2. our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

We will rely upon the stability of the North American retail sales market for the success of our business plan. Since art is a luxury item, any downturn in the economy is likely to have an impact on our intended business.

Any sudden change in art reproduction market trends could adversely affect us. If demand changes, we may need to change our inventory to satisfy consumer preferences. In order to address potential changes in consumer demand for art reproductions, we intend to acquire the right to market a large inventory of diverse artworks. Because our licensing agreements do not require us to compensate artists unless we sell their productions, we do not incur any cost in acquiring the right to additional art inventory.

We will be subject to any volatility in the art business in general. Changes in the supply and demand for art reproductions may create business difficulties for us such as an inability to execute licensing agreements with artists on favorable terms, difficulties in selling reproductions at an acceptable profit margin and an increase in reproduction costs. We are not aware of any current trends that will impact these factors in the foreseeable future.

Our plan of operation for the twelve months following the date of this annual report is to enter into distribution agreements with artists providing for the reproduction, marketing and sale of their artworks. Once we have executed agreements with at least ten artists, we will commence reproducing and framing selected artworks as samples to show to prospective purchasers and marketing these to art dealers, distributors and retailers.

In the next 12 months, we intend to contact approximately 100 artists through art schools, artistic events, art galleries and art showings with a view to having them execute a license agreement with us. Of the artists we contact, we hope that approximately ten of them will execute agreements with us during the course of the year. However, there is no guarantee that we will be able to execute this many license agreements. Thereafter, we hope to enter into licensing agreements with an additional three artists per fiscal quarter.

The specific business milestones that we hope to achieve this year are as follows:

o December 2004 to May 2005, we intend to contact and interview 40 artists with a view to executing licensing agreements with at least four of them. This should provide us with additional inventory of about 40 appropriate art images.

o from June 2005 to August 2005, we plan to interview an additional 30 prospects with a view to executing licensing agreements with at least three of them. This should provide us with additional inventory of about 30 additional images. During this quarter, we will also contact prospective buyers, as the large chain stores tend to acquire inventories for the Christmas season prior to June of each year. We plan either to receive deposits against future orders or receive written commitments from one or two clients for the 2005 season.

o from September 2005 to November 2005, we will interview additional 30 prospects with a view to executing licensing agreements with at least three of them. This should provide us with additional inventory of about 30 additional images. We also plan to produce and deliver at least one customer order during this period.

Even if we are able to receive an order commitment, some larger chains will only pay cash on delivery and will not advance deposits against orders. Such a policy may place a financial burden on us and, as a result, we may not be able to deliver the order. Other retailers may only pay us 30 or 60 days after delivery, creating an additional financial burden.

The costs of achieving the above milestones are included in our estimated expenses outlined below.

Our expected share of the overall art reproduction market is difficult to determine given that most art dealers are private businesses that have no duty to publicly disclose their revenue. However, we believe that due to the vast size of the art reproduction market in North America, our market share will likely be under one percent.

We intend to develop our retail network by initial focusing our marketing efforts on larger chain stores that sell original works of art and reproductions. Theses businesses sell more total art reproductions, have a greater budget for artwork purchases and tend to purchase a more diverse assortment of images. By late 2005 and 2006, we anticipate expanding our retail network to include small to medium size retail businesses whose businesses focus on the sale of artwork and reproductions. Any relationship we arrange with retailers for the wholesale distribution of our reproductions will be non-exclusive. Accordingly, we will compete with other artwork vendors for positioning of our products in retail space. During the next twelve months, our budget for marketing our products will be approximately $26,000.

We intend to retain one full-time sales person in the next six months, as well as an additional full-time sales person in the six months thereafter. These individuals will be independent contractors compensated solely in the form of commission based upon art reproduction sales they arrange. We expect to pay each sales person 12% to 15% of the net profit we realize from such sales.

We therefore expect to incur the following costs in the next 12 months in connection with our business operations:

Artwork reproduction:                       $  8,500
Marketing costs:                            $ 26,000
General administrative costs:               $ 10,000

Total:                                      $ 44,500

In addition, we anticipate spending an additional $12,000 on professional fees, including fees payable in order to comply with reporting obligations.

Total expenditures over the next 12 months are therefore expected to be $56,500.

While we have sufficient funds on hand to commence business operations, our cash reserves are not sufficient to meet our obligations for the next twelve-month period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock.

We may also seek to obtain short-term loans from our directors, although no such arrangement has been made. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future equity financing.

If we are unable to raise the required financing, we will be delayed in conducting our business plan.

Our ability to generate sufficient cash to support our operations will be based upon our sales staff's ability to generate art reproduction sales. As most retailers purchase the majority of artwork inventory between March and June, we do not expect to realize any significant revenue until this time. We therefore intend for focus most of operations on preparing to meet the needs of retailers in March to June 2005. We expect to accomplish this by securing a significant number of artists representing a wide variety of quality images that will appeal to large retailers and by retaining suitable salespersons with experience in the retail sales sector.

Results Of Operations For Period Ending November 30, 2004

We did not earn any revenues during the period from our inception on October 13, 2003 to November 30, 2004. We do not anticipate earning revenues until such time as we have entered into licensing agreements with additional artists, reproduced selected artworks of these artists and marketed them to art dealers, distributors and retailers.

We incurred operating expenses in the amount of $13,218 for the fiscal year ended November 30, 2004. These operating expenses were comprised of professional fees of accounting and audit fees of $6,815, legal fees of $3,530, filing fees of $1,882, office costs of $750 and bank charges of $241.

We have not attained profitable operations and are dependent upon obtaining financing to complete our proposed business plan. For this reason our auditors stated in their report that they have substantial doubt that we will be able to continue as a going concern.

At November 30, 2004,  we had cash on hand of $19,885.  At the same date, we had
total   liabilities  of  $7,407  consisting  of  accounts  payable  and  accrued liabilities


ITEM 7:  FINANCIAL STATEMENTS






                               BECOMING ART, INC.

                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                           November 30, 2004 and 2003








INDEPENDENT AUDITORS' REPORT

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS' EQUITY

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

 DALE MATHESON           Partnership of:           Robert J Burkart, Inc.     James F Carr-Hilton, Ltd.
 CARR-HILTON LABONTE     Alvin F Dale, Ltd.        Peter J Donaldson, Inc.    R.J. LaBonte, Ltd.
-------------------      Robert J Matheson, Inc.   Fraser G Ross, Ltd.
[CHARTERED ACCOUNTANTS LOGO]


--------------------------------------------------------------------------------


                          INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors of Becoming Art, Inc.

We have audited the accompanying balance sheets of Becoming Art, Inc. (a development stage company) as of November 30, 2004 and 2003 and the statements of operations, stockholders' equity and cash flows for the year ended November 30, 2004, the period from October 13, 2003 (inception) to November 30, 2003 and the period from October 13, 2003 (inception) to November 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of Becoming Art, Inc. as of November 30, 2004 and 2003 and the results of its operations and its cash flows and the changes in stockholders' equity for the year ended November 30, 2004, the period from October 13, 2003 (inception) to November 30, 2003 and the period from October 13, 2003 (inception) to November 30, 2004 in accordance with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, to date the Company has not generated revenues since inception, has incurred losses in developing its business, and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                            "Dale Matheson Carr-Hilton LaBonte"
                                                          CHARTERED ACCOUNTANTS


January 31, 2005 Vancouver, B.C.


Vancouver Offices:  Suite 1700-1140 West Pender Street, Vancouver, B.C., Canada V6E 4G1  Tel: 604 687 4747  Fax: 604 687 4216
                    Suite 610-938 Howe Street, Vancouver, B.C., Canada V6Z 1N9           Tel: 604 682 2778  Fax: 604 689 2778
Surrey Office       Suite 303-7337 -137th Street, Surrey, B.C., Canada V3W 1A4           Tel: 604 572 4586  Fax: 604 572 4587

                               BECOMING ART, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                               November 30,       November 30,
                                                                                   2004               2003
                                                                                   ----               ----

                                     ASSETS
                                     ------
Current
   Cash                                                                      $       19,885      $       23,871
                                                                                -----------         -----------
                                                                             $       19,885      $       23,871
                                                                                ===========         ===========

                                   LIABILITIES
                                   -----------
Current
   Accounts payable and accrued liabilities                                  $        7,407      $        2,300
                                                                                -----------         -----------

                              STOCKHOLDERS' EQUITY
                              --------------------

Capital Stock (Note 4)
Common stock, $0.001 par value
      75,000,000 shares authorized
      9,884,550 shares issued and outstanding                                          9,885                 -
Additional paid in capital                                                            18,120                 -
Common stock subscribed                                                                   -              23,880
Deficit accumulated during the development stage                                (     15,527)       (     2,309)
                                                                                ------------        ------------
                                                                                      12,478             21,571
                                                                                ------------        ------------
                                                                             $        19,885      $      23,871
                                                                                ============        ============
Nature and Continuance of Operations - Note 1






    The accompanying notes are an integral part of these financial statements

                               BECOMING ART, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                                           Year           October 13, 2003     October 13, 2003
                                                          ended            (Inception) to       (Inception) to
                                                       November 30,         November 30,         November 30,
                                                           2004                 2003                 2004
                                                           ----                 ----                 ----
Expenses
   Accounting and audit fees                        $           6,815    $           2,300    $           9,115
   Bank charges                                                   241                    9                  250
   Filing                                                       1,882                    -                1,882
   Legal                                                        3,530                    -                3,530
   Office                                                         750                    -                  750
                                                         ------------          -----------          -----------
Net loss for the period                             $         (13,218)   $          (2,309)   $         (15,527)
                                                         ============          ===========          ===========



Basic net loss per share                            $          (0.00)    $          (0.00)
                                                         ============         ============
Weighted average number of shares outstanding
                                                           7,230,616                     -
                                                         ============         ============


Supplemental Disclosures

   Interest paid                                               -                    -                    -
   Income taxes paid                                           -                    -                    -
===============================================================================================================







    The accompanying notes are an integral part of these financial statements

                               BECOMING ART, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                                                     Year          October 13, 2003     October 13, 2003
                                                                    ended           (Inception) to       (Inception) to
                                                                 November 30,        November 30,         November 30,
                                                                     2004                2003                 2004
                                                                     ----                ----                 ----
Cash flows from operating activities
   Net loss for the period                                    $  (       13,218)   $  (        2,309)  $  (       15,527)
   Changes in non-cash working capital items:
     Accounts payable and accrued liabilities                             5,107                2,300               7,407
                                                                    ------------         ------------         -----------
Net cash flows used in operating activities                      (        8,111)      (            9)     (        8,120)
                                                                    ------------         ------------         -----------

Cash flows from financing activities
   Common stock subscriptions and sales                                   4,125               23,880              28,005
                                                                    ------------         ------------         -----------

Net cash flows from financing activity                                    4,125               23,880              28,005
                                                                    ------------         ------------         -----------

Increase (decrease) in cash during the period                    (        3,986)              23,871              19,885

Cash, beginning of the period                                            23,871                    -                   -
                                                                    ------------         ------------         -----------
Cash, end of the period                                       $          19,885    $          23,871   $          19,885
                                                                    ============         ============         ===========








    The accompanying notes are an integral part of these financial statements

                               BECOMING ART, INC.
                          (A Development Stage Company)
                    STATEMENT OF STOCKHOLDERS' EQUITY for the
            period October 13, 2003 (Inception) to November 30, 2004



                                                                                                    Deficit
                                                                                                    Accumulated
                                                                      Additional                    During the
                                              Common Shares           Paid-in      Subscriptions    Development
                                        ------------------------
                                         Number        Par Value      Capital        Received          Stage           Total
                                         ------        ---------      -------        --------          -----           -----
Common stock subscribed                       -   $           - $            - $       23,880  $            -   $     23,88
Net loss for the period from October 13,
2003 (inception) to November 30, 2003         -               -              -              -      (    2,309)     (   2,309)
                                     ----------       ---------       --------      ----------       ---------      ---------
Balance as at November 30, 2003               -               -              -          23,880     (    2,309)        21,571

Common stock subscriptions received           -               -              -           4,125              -          4,125
Common stock issued at $0.001          9,855,000          9,855              -  (        9,855)             -              -
Common stock issued at $0.50              22,800             23         11,377  (       11,400)             -              -
Common stock issued at $1.00               6,750              7          6,743  (        6,750)             -              -
Net loss for the year                          -              -              -               -     (   13,218)     (  13,218)
                                     -----------      ---------       ---------     ----------       --------        --------
Balance as at November 30, 2004        9,884,550   $      9,885 $       18,120 $             -  $  (   15,527)  $     12,478
                                     ===========      =========       =========     ==========       ========        ========








    The accompanying notes are an integral part of these financial statements

                               BECOMING ART, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                           November 30, 2004, and 2003

Note 1        Nature and Continuance of Operations
              ------------------------------------

              The Company was incorporated in the State of Nevada on October 13, 2003 and is in the development stage of its planned business operations, being the wholesale and retail distribution of a collection of digitally reproduced images through a network of sales representatives. The Company intends to purchase the reproduction rights to original artworks. It then intends to replicate the artworks and sell the reproductions to art dealers, distributors, mass retailers and consumers. The artist will receive approximately 10% of the net profit and the company will receive approximately 90% of the net profit generated from the sale of these art reproductions. Initially, the Company's sales and marketing programs will be conducted solely by the Company's two directors.

              These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $15,527 since inception and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to rely on the sale of common shares in order to fund business operations. The issuances of additional equity securities by the Company would result in a significant dilution in the equity interests of its current stockholders. The Company does not have any arrangements in place for any future equity financing.

              The Company's future capital requirements will depend on many factors, including costs of establishing its business, cash flow from operations, and competition and global market conditions. The Company's anticipated recurring operating losses and growing working capital needs will require that it obtain additional capital to operate its business.

Note 2        Summary of Significant Accounting Policies
              ------------------------------------------

              Basis of Presentation
              ---------------------
              The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

              Development Stage Company
              -------------------------
              The Company is a development stage enterprise, as defined in Financial Accounting Standards Board No. 7. The Company is devoting all of its present efforts to securing and establishing a new business. Its planned principal operations have not commenced and accordingly, no revenue has been derived during the organizational period.

              Use of Estimates and Assumptions
              ---------------------------------
              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

              Revenue Recognition
              -------------------
              The Company's revenue recognition policy is based on the actual sale and payment of reproduced art to its clients. Revenue is realized when the company actually ships the product to the client, an invoice is rendered which is then due 15 days from the date of shipping , and provided that collection is reasonably assured.

              Note 2      Summary of Significant Accounting Policies - (cont'd)
                          ------------------------------------------------------

              Foreign Currency Translation
              ----------------------------
              The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

              Fair Value of Financial Instruments
              -----------------------------------
              The carrying value of cash and accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

              Income Taxes
              ------------
              The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At November 30, 2004 a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

              Basic and Diluted Loss Per Share
              --------------------------------
              Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of the Company.
              Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

              Stock-based compensation
              ------------------------
              In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"), an amendment of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and
              (3) to require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company for the year ended November 30, 2003.

              The Company has elected to continue to account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB No. 25") and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148 as described above. In addition, in accordance with SFAS No. 123 the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants. Under APB No. 25, compensation expense for employees is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company's stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period. To November 30, 2004 the Company has note granted any stock options.

Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------
              The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force in Issue No. 96-18. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

              The Company has also adopted the provisions of the Financial Accounting Standards Board Interpretation No.44, Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25 ("FIN 44"), which provides guidance as to certain applications of APB 25. FIN 44 is generally effective July 1, 2000 with the exception of certain events occurring after December 15, 1998.

              Recent Accounting Pronouncements

              In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB
              104), which supersedes SAB 101, "Revenue Recognition in Financial Statements." The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company's financial position or results of operations.

              In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletins ("ARB") No. 51, Consolidated Financial Statements ("FIN 46"). FIN 46 applies immediately to variable interest entitles created after January 31, 2003, and in the first interim period beginning after June 15, 2003 for variable interest entities created prior to January 31, 2003. The interpretation explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate that entity. The interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. The adoption of FIN 46 did not have a material effect on the Company's financial position or results of operations. In December 2003, the FASB issued FASB Interpretations No. 46 (Revised December 2003) Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 ("FIN 46R"). FIN 46R is an update of FIN 46 and contains different implementation dates based on the types of entities subject to the standard and based on whether a company has adopted FIN 46. The adoption of FIN 46R did not have a material impact on the Company's financial position or results of operations.

              In December 2004, the FASB issued SFAS No.123R (revised 2004), "Share-Based Payment." SFAS No. 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123(R) replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." Public entities will be required to apply SFAS No. 123(R) as of the first interim or annual reporting period that begins after June 15, 2005 or December 15, 2005 for small business issuers. To date the
              Company has not entered into any share-based compensation arrangements.

Note 3        Art Business
              ------------

              To date the Company has signed ten-year license agreements with four different artists providing the Company with the non-exclusive right to certain original artworks. The Company will reproduce these artworks for resale. Under the terms of the license agreements, the Company will pay the artists 10% of the gross profits realized on the sale of the reproduction images. The Company intends to increase, through further license agreements, its inventory of licensed original artworks for reproduction and sale into the North American market.

              A further component to the company's planned business operation is to develop a wholesale art distribution network across North
              America. The company is actively seeking to achieve this objective, however, no wholesale art distribution agreements have been signed at this time.


Note 4        Capital Stock
              -------------

              The Company's original number of authorized shares of common stock was 25,000 with no par value which was amended to 75,000,000 with a par value of $0.001 effective December 3, 2003.

              On March 8, 2004 9,855,000 common shares were issued at $0.001 for proceeds of $9,855, 22,800 common shares were issued at $0.50 per share for proceeds of $11,400 and 6,750 common shares were issued at $1.00 per share for proceeds of $6,750, resulting in a total of 9,884,550 shares of common stock issued and outstanding. Of these proceeds, $23,880 had been received as of November 30, 2003.

              To November 30, 2004, the Company has not granted any stock options and has not recorded any stock-based compensation.

Note 5        Income Taxes
              ------------

     The significant components of the Company's deferred tax assets are as follows:

                                                                                              November 30,     November 30,
                                                                                                  2004             2003
                                                                                                  ----             ----
             Deferred Tax Assets
               Non-capital loss carryforward                                                 $    2,250         $      346

                Less:  valuation allowance for deferred tax asset                              (  2,250)         (     346)
                                                                                             ----------          ----------
                                                                                             $        -                  -
                                                                                             ==========          ==========

              There were no temporary differences between the Company's tax and financial bases that result in deferred tax assets, except for the Company's net operating loss carryforwards amounting to approximately $15,500 at November 30, 2004 (2003 - $2,300) which may be available to reduce future year's taxable income.

              These carryforwards will expire, if not utilized, commencing in 2023. Management believes that the realization of the benefits from these deferred tax assets appears uncertain due to the Company's limited operating history and continuing losses. Accordingly a full, deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A:  CONTROLS AND PROCEDURES

Evalution of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2004 fiscal year. This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer, as well as our board of directors.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effective of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based upon their evaluation of our controls, the chief executive officer and principal accounting officer have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART III

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Name                   Age    Position with Registrant   Served as a Director or
                                                              Officer Since

Michael Hanson         42     President, chief executive      October 13, 2003
                              Officer, treasurer, principal
                              accounting officer and director

Clark McFadden         40     Secretary and director          October 13, 2003

The following describes the business experience of the Company's directors and executive officers, including other directorships held in reporting companies:

Mr. Michael Hanson has acted as our President and as a director since our incorporation. From April 2003 to October 2003, he devoted his business time to personal research of the art reproduction business. From August 1999 to April 2003, Mr. Hanson acted as vice-president and chief operations officer for Surforama.com Portal Services, Inc., an Internet technology company that specialized in custom online website development and classified advertising. Mr. Hanson acted as chief operating officer of Cry-Tel Telecommunications, Inc. from 1998 to 1999, a long distance telephone company specializing in the North American and European marketing and deployment of Internet Protocol telephony products and services which allowed users to make long distance telephone calls using the internet. He also acted as Vice-President of Marketing for Canada Telecom Network Inc. from 1996 to 1998. From 1987 to 1994, Mr. Hanson was employed as vice-president of operations with Prestige Advertising Services Ltd., a private promotional advertising company. Mr. Hanson devotes 100% of his business time to our affairs.

Mr. Clark McFadden has acted as our Secretary and as a director since our incorporation. For the past eight years, he has acted as a consultant that supplies replacement value assessments and loss control reporting services to insurance companies. Mr. McFadden devotes 75% of his business time to our affairs.

All directors are elected annually by our shareholders and hold office until the next Annual General Meeting. Each officer holds office at the pleasure of the board of directors. No director or officer has any family relationship with any other director or officer.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended December 31, 2003 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

                                 Number     Transactions     Known Failures
                                 Of late     Not Timely      To File a
Name and principal position      Reports     Reported        Required Form
---------------------------      -------     --------        -------------
Michael Hanson                      0           0                 1
(President and director)
Clark McFadden                      0           0                 1
(Secretary and director)

ITEM 10:  EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended November 30, 2004.

                          Annual Compensation                         Long Term Compensation
                          -------------------                         ----------------------
                                                   Other Annual       Restricted Stock Options/   LTIP          All Other
Name (1)       Title      Year     Salary   Bonus  Compensation       Awarded          SARs (#)   payouts ($)   Compensation
--------       -----      ----     ------   -----  ------------       -------          --------   -----------   ------------
Michael Hanson President   2004      $0       0         0                0                0          0                0
Clark McFadden Secretary   2004      $0       0         0                0                0          0                0


ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock at February 28, 2005 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all of our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

                                             AMOUNT AND
                  NAME AND ADDRESS            NATURE OF
TITLE OF CLASS    BENEFICIAL OWNER        BENEFICIAL OWNERSHIP  PERCENT OF CLASS

Common            Michael Hanson                4,000,000             40.47%
Stock             President, Chief
                  Executive Officer, Treasurer
                  Principal Accounting Officer
                  and Director
                  867 West 8th Avenue
                  Vancouver, B.C., Canada

Common            Clark McFadden                3,000,000             30.35%
Stock             Secretary and Director
                  867 West 8th Avenue
                  Vancouver, B.C., Canada

Common            All officers and directors    7,000,000             70.82%
Stock             as a group that consists of    shares
                  two people

The percent of class is based on 9,884,550 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None of our directors or officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all of our outstanding shares, nor any promoter, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us.

Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests. In the event that a conflict of interest arises at a meeting of our directors, a director who has such a conflict will disclose his interest in a proposed transaction and will abstain from voting for or against the approval of such transaction.

ITEM 13:  EXHIBITS AND REPORTS

Exhibits
--------
  3.1*          Articles of Incorporation, as amended
  3.2*          Bylaws
  5.1*          Legal opinion of Warren J. Soloski, with consent to Use
 10.1**         Licensing agreement with Lise Teremblay
 10.2**         Licensing agreement with Gerald Martin
 10.3**         Licensing agreement with Scott Addison
 10.4**         Licensing agreement with Arthur Angus
 10.5**         Wholesale distribution agreement with Made In Art (David Farsi)
 99.1*          Form of private placement agreement

* filed as exhibits to our registration statement on Form SB-2 dated September 10, 2004

** filed as exhibits to our registration statement on Form SB-2 dated January 6, 2005

Reports on Form 8-K
-------------------

We did not file any reports on Form 8-K during the last quarter of 2004.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our  principal  accountants,   Dale  Matheson  Carr-Hilton  LaBonte,   Chartered
Accountants, rendered invoices to us during the fiscal periods indicated for the following fees and services:

                                    October 13, 2003
                                     (inception) to
                                    November 30, 2003         Fiscal year ended
                                                              November 30, 2004

Audit fees                               $1,000                     $5,500
Audit-related fees                          Nil                        Nil
Tax fees                                    Nil                        Nil
All other fees                              Nil                        Nil

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements, the review of the financial statements included in each of our quarterly reports on Form 10-QSB.

Our audit committee's policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our audit committee's policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations. In addition, the audit committee may also pre-approve particular services on a case-by-case basis. Our audit committee approved all services that our independent accountants provided to us in the past two fiscal years.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Becoming Art Inc.


By          /s/ Michael Hanson
            Michael Hanson
            President, CEO & Director
            Date: February 28, 2005

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By          /s/ Michael Hanson
-------------------------------------
            Michael Hanson
            President, CEO & Director
            Date: February 28, 2005

By          /s/ Clark McFadden
-------------------------------------
            Secretary and Director
            Date: February 28, 2005