Form 10QSB
period 2005-02-28
BECOMING ART INC
filed 2005-04-13
CIK 1285206

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


FORM 10-QSB
(Mark One)

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the period ended February 28, 2005.

[  ]   Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period                    to
                                   ------------------    -----------------------

                  Commission File Number       333-117257
                                         ----------------


                                BECOMING ART INC.
 -------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Nevada                                          Applied For
--------------------------------              ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
--------------------------------
incorporation or organization)
------------------------------


                               867 West 8th Avenue
                           Vancouver, British Columbia
                                 Canada V5Z 1E3
                             -----------------------
                    (Address of principal executive offices)


                                  604-727-8402
                                 ---------------
                           (Issuer's telephone number)

                                      None
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

[    ]  Yes    [ X ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,884,550 Shares of $0.001 par value Common Stock outstanding as of April 12, 2005.

Transitional Small Business Disclosure Format (Check One): [   ] yes   [ X ]  no

                               BECOMING ART, INC.

                          (A Development Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                February 28, 2005

                                   (Unaudited)










BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

INTERIM STATEMENT OF STOCKHOLDERS' EQUITY

INTERIM STATEMENTS OF CASH FLOWS

NOTES TO INTERIM FINANCIAL STATEMENTS

                               BECOMING ART, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                               February 28,       November 30,
                                                                                   2005               2004
                                                                                   ----               ----
                                                                               (Unaudited)          (Audited)
                                                     ASSETS
                                                     ------
Current
   Cash                                                                      $       13,217      $       19,885
                                                                                -----------          ----------
                                                                             $       13,217      $       19,885
                                                                                ===========          ==========

                                                   LIABILITIES
                                                   -----------
Current
   Accounts payable and accrued liabilities                                  $        9,897      $        7,407
                                                                                -----------          ----------

                                              STOCKHOLDERS' EQUITY
                                              --------------------
Capital Stock (Note 4)
Common stock, $0.001 par value
      75,000,000 shares authorized
      9,884,550 shares issued and outstanding (2004: 9,884,550)                       9,885               9,885
Additional paid in capital                                                           18,120              18,120
Deficit accumulated during the development stage                                (    24,685)        (    15,527)
                                                                                -----------          ----------
                                                                                      3,320              12,478
                                                                                -----------          ----------
                                                                             $       13,217      $       19,885
                                                                                ===========          ==========

Nature and Continuance of Operations - Note 1









     The accompanying notes are an integral part of these interim financial statements

                               BECOMING ART, INC.
                          (A Development Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                   -----------

                                                                                               October 13, 2003
                                                              Three months ended                (Inception) to
                                                       February 28,         February 29,         February 28,
                                                           2005                 2004                 2005
                                                           ----                 ----                 ----
Expenses
   Accounting and audit fees                        $           1,428    $             407    $          10,543
   Bank charges                                                    48                  100                  298
   Filing                                                         682                    -                2,564
   Legal                                                        6,000                    -                9,530
   Office                                                           -                    -                  750
   Transfer agent                                               1,000                    -                1,000
                                                        -------------         ------------           -----------
Net loss for the period                             $          (9,158)   $            (507)   $         (24,685)
                                                        =============         ============           ===========



Basic net loss per share                            $          (0.00)    $          (0.00)
                                                        =============         ============
Weighted average number of shares outstanding
                                                           9,884,550                     -
                                                        =============         ============







     The accompanying notes are an integral part of these interim financial statements

                               BECOMING ART, INC.
                          (A Development Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   -----------

                                                                                                       October 13, 2003
                                                                       Three months ended               (Inception) to
                                                                February 28,        February 29,         February 28,
                                                                    2005                2004                 2005
                                                                    ----                ----                 ----
Cash flows from operating activities
   Net loss for the period                                    $  (        9,158)  $  (          507)  $  (       24,685)
   Changes in non-cash working capital items:
     Accounts payable and accrued liabilities                             2,490                 406               9,897
                                                                   -------------      -------------        -------------
Net cash flows used in operating activities                      (        6,668)     (          101)     (       14,788)
                                                                   -------------      -------------        -------------

Cash flows from financing activities
   Common stock subscriptions and sales                                       -               4,125              28,005
                                                                   -------------      -------------        ------------
Net cash flows from financing activity                                        -               4,125              28,005
                                                                   -------------      -------------        ------------
Increase (decrease) in cash during the period                    (        6,668)              4,024              13,217

Cash, beginning of the period                                            19,885              23,871                   -
                                                                   -------------      -------------        ------------
Cash, end of the period                                       $          13,217   $          27,895   $          13,217
                                                                   =============      =============        ============









     The accompanying notes are an integral part of these interim financial statements

                               BECOMING ART, INC.
                          (A Development Stage Company)
                    INTERIM STATEMENT OF STOCKHOLDERS' EQUITY
        for the period October 13, 2003 (Inception) to February 28, 2005
                                   (Unaudited)
                                   -----------

                                                                                                              Deficit
                                                                                                            Accumulated
                                                                             Additional                      During the
                                                    Common Shares             Paid-in      Subscriptions    Development
                                          -------------------------
                                            Number        Par Value       Capital        Received          Stage           Total
                                           -------        ---------       -------        --------          -----           -----
Common stock subscribed                           -   $            - $            - $       23,880  $           -   $     23,880
Net loss for the period  from  October 13,
2003 (inception) to November 30, 2003             -                -              -              -     (    2,309)     (   2,309)
                                         ----------       ----------      ---------       ---------     ---------      ---------
Balance as at November 30, 2003                   -                -              -         23,880     (    2,309)        21,571

Common stock subscriptions received               -                -              -          4,125               -         4,125
Common stock issued at $0.001             9,855,000            9,855              -  (       9,855)              -            -
Common stock issued at $0.50                 22,800               23         11,377   (     11,400)              -            -
Common stock issued at $1.00                  6,750                7          6,743  (       6,750)              -            -
Net loss for the year                             -                -              -              -     (   13,218)     (  13,218)
                                         ----------       ----------      ---------       ---------     ----------     ----------
Balance as at November 30, 2004           9,884,550   $        9,885 $       18,120 $            -  $  (   15,527)  $     12,478

Net loss for the period                           -                -              -              -     (    9,158)     (   9,158)
                                         ----------       ----------      ---------       ---------     ----------     ----------
Balance as at February 28, 2005           9,884,550   $        9,885 $       18,120 $            -  $  (   24,685)  $      3,320
                                         ==========       ==========      =========       =========     ==========     ==========





     The accompanying notes are an integral part of these interim financial statements

                               BECOMING ART, INC.
                          (A Development Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                February 28, 2005
                                   (Unaudited)
                                   -----------

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

              These financial statements have been prepared on the going concern basis of accounting. The Company has incurred losses since inception resulting in an accumulated deficit of $24,685 since inception and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. Management plans to rely on the sale of its equity in order to fund business operations. The issuances of additional equity securities by the Company would result in a significant dilution in the equity interests of its current stockholders. The Company does not have any arrangements in place for any future equity financing.

              The Company's future capital requirements will depend on many factors, including costs of establishing its business, cash flow from operations, and competition and global market conditions. The Company's anticipated recurring operating losses and growing working capital needs will require that it obtain additional capital to operate its business.

              Unaudited Interim Financial Statements
              --------------------------------------

              The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended November 30, 2004 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending November 30, 2005.

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

Becoming Art, Inc.
(A Development Stage Company)
Notes to the Financial Statements
February 28, 2005
(Unaudited)
-----------
- Page 2

Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Use of Estimates and Assumptions
              --------------------------------
              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

              Revenue Recognition
              -------------------
              The Company's revenue recognition policy is based on the actual sale and payment of reproduced art to its clients. Revenue will be realized when the company actually ships the product to the client, an invoice is rendered which is then due 15 days from the date of shipping , and provided that collection is reasonably assured.

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

              Income Taxes
              ------------
              The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At February 28, 2005 a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

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

Becoming Art, Inc.
(A Development Stage Company)
Notes to the Financial Statements
February 28, 2005
(Unaudited)
-----------
- Page 3

Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              The Company has elected to continue to account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB No. 25") and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148 as described above. In addition, in accordance with SFAS No. 123 the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants. Under APB No. 25, compensation expense for employees is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company's stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period. To February 28, 2005 the Company has note granted any stock options.

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

              Recent Accounting Pronouncements

              In December 2004, the FASB issued SFAS No.123R (revised 2004), "Share-Based Payment." SFAS No. 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123(R) replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." Public entities (other than those filing as small business issuers) will be required to apply SFAS No. 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. Management does not expect the adoption of SFAS 123 to have a material impact on the Company's financial position or results of operations.

Becoming Art, Inc.
(A Development Stage Company)
Notes to the Financial Statements
February 28, 2005
(Unaudited)
-----------
- Page 4

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

              To February 28, 2005, the Company has not granted any stock options and has not recorded any stock-based compensation.

Note 5        Income Taxes
              ------------

              The significant components of the Company's deferred tax assets are as follows:

                                                                                              February 28,     November 30,
                                                                                                  2005             2004
                                                                                                  ----             ----
             Deferred Tax Assets
               Non-capital loss carryforward                                                 $     3,703       $     2,250
                Less:  valuation allowance for deferred tax asset                              (   3,703)         (  2,250)
                                                                                              ----------         ----------
                                                                                             $         -       $         -
                                                                                              ==========         ==========

Note 5        Income Taxes
              ------------
              There were no temporary differences between the Company's tax and financial bases that result in deferred tax assets, except for the Company's net operating loss carryforwards amounting to approximately $24,685 at February 28, 2005 (November 30, 2004 - $15,527) which may be available to reduce future year's taxable income.

              These carryforwards will expire, if not utilized, commencing in 2023. Management believes that the realization of the benefits from these deferred tax assets appears uncertain due to the Company's limited operating history and continuing losses. Accordingly a full, deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

Item 2. Management's Discussion and Analysis or Plan of Operation

FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in this Risk Factors section and elsewhere in this annual report.

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

Our plan of operation for the twelve months following the date of this interim report is to enter into distribution agreements with artists providing for the reproduction, marketing and sale of their artworks. Once we have executed agreements with at least ten artists, we will commence reproducing and framing selected artworks as samples to show to prospective purchasers and marketing these to art dealers, distributors and retailers.

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

The specific business milestones that we hope to achieve are as follows:

- from April 2005 to June 2005, we plan to interview an additional 30 prospects with a view to executing licensing agreements with at least three of them. This should provide us with additional inventory of about 30 additional images. During this quarter, we will also contact prospective buyers, as the large chain stores tend to acquire inventories for the Christmas season prior to June of each year. We plan either to receive deposits against future orders or receive written commitments from one or two clients for the 2005 season.

- from July 2005 to September 2005, we will interview additional 30 prospects with a view to executing licensing agreements with at least three of them. This should provide us with additional inventory of about 30 additional images. We also plan to produce and deliver at least one customer order during this period.

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

We intend to develop our retail network by initial focusing our marketing efforts on larger chain stores that sell original works of art and reproductions. These businesses sell more total art reproductions, have a greater budget for artwork purchases and tend to purchase a more diverse assortment of images. By late 2005 and 2006, we anticipate expanding our retail network to include small to medium size retail businesses whose businesses focus on the sale of artwork and reproductions. Any relationship we arrange with retailers for the wholesale distribution of our reproductions will be non-exclusive. Accordingly, we will compete with other artwork vendors for positioning of our products in retail space. During the next twelve months, our budget for marketing our products will be approximately $26,000.

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

Results Of Operations For Period Ending February 28, 2005

We did not earn any revenues during the three-month period ending February 28, 2005. We incurred operating expenses in the amount of $9,158 for the three-month period ended February 28, 2005, as compared to a loss of $507 for the comparative period in fiscal 2004. The increase in net loss in the current fiscal year is a result of an increase in accounting, audit and legal fees incurred in connection with our filing of a registration statement on Form SB-2 with the Securities & Exchange Commission.

Our operating expenses were comprised of consulting fees of $6,000 in legal fees, $1,428 in accounting and audit fees, $1,000 in transfer agent fees, $682 in filing fees and $48 in bank charges.

At February 28, 2005, we had cash on hand of $13,217. At the same date, our liabilities consisted of accounts payable and accrued liabilities of $9,897.

ITEM 3:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter on February 28, 2005. This evaluation was conducted by our chief executive officer and our principal accounting officer, Mr. Michael Hanson.

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

Conclusions

Based upon his evaluation of our controls, our chief executive officer and principal accounting officer has concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.


PART II- OTHER INFORMATION

Item 1.  Legal Proceedings

We are not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2.  Changes in Securities

The Company did not issue any securities during the quarter ended February 28, 2005.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Report on Form 8-K

31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Becoming Art Inc.

/s/ Michael Hanson

------------------------------
Michael Hanson, President