Form 10QSB
period 2005-05-31
BECOMING ART INC
filed 2005-07-18
CIK 1285206

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                   For the quarterly period ended May 31, 2005
                                                  ------------

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

                    For the transition period             to
                                             ------------    -----------

                    Commission File Number:  333-117257
                                             ----------

                                Becoming Art Inc.
        -----------------------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)

        Nevada                                          Applied For
----------------------------------            ---------------------------------
(State or other jurisdiction                  (IRS Employer Identification No.)
of incorporation or organization)


                              One Technology Drive
                      Building H, Irvine, California 92618
                      ------------------------------------
                    (Address of principal executive offices)

                                 (949) 341-0050
                                 --------------
                           (Issuer's telephone number)

  867 West 8th Avenue,  Vancouver,  British  Columbia, Canada V5Z 1E3
  ----------------------------------------------------------------------
               (Former name, former address and former fiscal
                   year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No


State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,884,550 common shares as of June 1, 2005.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS
                                                                         Page

 PART I - FINANCIAL INFORMATION

   Item 1:   Financial Statements                                         3
   Item 2:   Plan of Operation                                            4
   Item 3:   Controls and Procedures                                      8

 PART II - OTHER INFORMATION

   Item 1:   Legal Proceedings                                            9
   Item 2:   Unregistered Sales of Equity Securities and Use of Proceeds  9
   Item 3:   Defaults Upon Senior Securities                              9
   Item 4:   Submission of Matters to a Vote of Security Holders          9
   Item 5:   Other Information                                            9
   Item 6:   Exhibits                                                     9

                                BECOMING ART INC.

                          (A Development Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                  May 31, 2005

                                   (Unaudited)

BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS' EQUITY

INTERIM STATEMENTS OF CASH FLOWS

NOTES TO INTERIM FINANCIAL STATEMENTS

                                BECOMING ART INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                                                 May 31,          November 30,
                                                                                   2005               2004
                                                                                   ----               ----
                                                                               (Unaudited)          (Audited)
                                                     ASSETS
Current
   Cash                                                                      $       10,067      $       19,885
                                                                             --------------      --------------
                                                                             $       10,067      $       19,885
                                                                             ==============      ==============

                                                   LIABILITIES
Current
   Accounts payable and accrued liabilities                                  $        8,757      $        7,407
                                                                             --------------      --------------

                                              STOCKHOLDERS' EQUITY
Capital Stock (Note 4)
Common stock, $0.001 par value
      75,000,000 shares authorized
      9,884,550 shares issued and outstanding (2004: 9,884,550)                       9,885               9,885
Additional paid in capital                                                           18,120              18,120
Deficit accumulated during the development stage                                (    26,695)        (    15,527)
                                                                             --------------      =--------------
                                                                                      1,310              12,478
                                                                             --------------      ---------------
                                                                             $       10,067      $       19,885
                                                                             ==============      ===============
Nature and Continuance of Operations - Note 1



          The accompanying notes are an integral part of these interim financial statements

                                BECOMING ART INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                                 October 13, 2003
                                             Three months ended                       Six months ended            (Inception) to
                                         May 31,             May 31,             May 31,            May 31,           May 31,
                                          2005                2004                2005                2004             2005
                                          ----                ----                ----                ----             ----

Expenses
   Accounting and audit fees        $           1,428   $           2,659   $           2,856   $           3,066  $      11,971
   Bank charges                                    23                  45                  71                 145            321
   Filing                                         559                   -               1,241                   -          3,123
   Legal                                            -               1,530               6,000               1,530          9,530
   Office                                           -                   -                   -                   -            750
   Transfer agent                                   -                   -               1,000                   -          1,000
                                    -----------------   -----------------   -----------------   -----------------  --------------
Net loss for the period             $          (2,010)  $          (4,234)  $         (11,168)  $          (4,741) $     (26,695)
                                    =================   =================   =================   =================  ==============



Basic net loss per share            $          (0.00)   $          (0.00)   $          (0.00)   $          (0.00)
                                    ================    =================   =================   =================
Weighted average number of shares
outstanding                                9,884,550            9,124,200          9,884,550            4,537,170
                                    ================    =================   =================   ==================


              The accompanying notes are an integral part of these
                          interim financial statements

                                BECOMING ART INC.
                          (A Development Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                       October 13, 2003
                                                                        Six months ended                (Inception) to
                                                                   May 31,             May 31,              May 31,
                                                                    2005                2004                 2005
                                                                    ----                ----                 ----

Cash flows from operating activities
   Net loss for the period                                    $  (       11,168)  $  (        4,741)  $  (       26,695)
   Changes in non-cash working capital items:
     Accounts payable and accrued liabilities                             1,350               1,589               8,757
                                                              -----------------   -----------------   ------------------
Net cash flows used in operating activities                      (        9,818)     (        3,152)     (       17,938)
                                                              =================   =================   ==================

Cash flows from financing activities
   Common stock subscriptions and sales                                       -               4,125              28,005
                                                              -----------------   -----------------   ------------------
Net cash flows from financing activities                                      -               4,125              28,005
                                                              -----------------   -----------------   ------------------
(Decrease) increase in cash during the period                  (          9,818)                973              10,067

Cash, beginning of the period                                            19,885              23,871                   -
                                                              -----------------   -----------------   ------------------
Cash, end of the period                                       $          10,067   $          24,844   $          10,067
                                                              =================   =================   ==================



              The accompanying notes are an integral part of these
                          interim financial statements

                                BECOMING ART INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
        for the period October 13, 2003 (Inception) to May 31, 2005
                                   (Unaudited)



                                                                                                          Deficit
                                                                                                        Accumulated
                                                                         Additional                     During the
                                                 Common Shares            Paid-in      Subscriptions    Development
                                           --------------------------
                                            Number        Par Value       Capital        Received          Stage        Total
                                            ------        ---------       -------        --------          -----        -----
Common stock subscribed                            -       $        -     $        -    $     23,880  $           -   $  23,880
Net loss for the period  from  October 13,
2003 (inception) to November 30, 2003              -                -              -               -     (    2,309)   (  2,309)
                                          ----------      -----------    -----------   -------------  --------------  ----------
Balance as at November 30, 2003                    -                -              -          23,880     (    2,309)     21,571

Common stock subscriptions received                -                -              -           4,125              -       4,125
Common stock issued at $0.001              9,855,000            9,855              -   (      9,855)              -           -
Common stock issued at $0.50                  22,800               23         11,377   (     11,400)              -           -
Common stock issued at $1.00                   6,750                7          6,743   (      6,750)              -           -
Net loss for the year                              -                -              -               -     (   13,218)   (  13,218)
                                          ----------      -----------    -----------   -------------  --------------  ----------
Balance as at November 30, 2004            9,884,550            9,885         18,120               -     (   15,527)      12,478

Net loss for the period                            -                -              -               -     (   11,168)   (  11,168)
                                          ----------      -----------    -----------   -------------  --------------  ----------
Balance as at May 31, 2005                 9,884,550       $    9,885    $    18,120    $          -  $  (   26,695)  $    1,310
                                          ==========      ===========    ===========   =============  ==============  ==========


              The accompanying notes are an integral part of these
                          interim financial statements

                                BECOMING ART INC.
                          (A Development Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  May 31, 2005
                                   (Unaudited)


Note 1        Nature and Continuance of Operations
              ------------------------------------
              The Company was incorporated in the State of Nevada on October 13, 2003 and is in the development stage of its planned business operations, being the wholesale and retail distribution of a collection of digitally reproduced images through a network of sales representatives. The Company intends to purchase the reproduction rights to original artworks. It then intends to replicate the artworks and sell the reproductions to art dealers, distributors, mass retailers and consumers. The artist will receive approximately 10% of the gross profit and the Company will receive approximately 90% of the gross profit generated from the sale of these art reproductions. Initially, the Company's sales and marketing programs will be conducted solely by the Company's two directors.

              These financial statements have been prepared on the going concern basis of accounting. The Company has incurred losses since inception resulting in an accumulated deficit of $26,695 since inception and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to rely on the sale of its equity in order to fund business operations. The issuances of additional equity securities by the Company would result in a significant dilution in the equity interests of its current stockholders. The Company does not have any arrangements in place for any future equity financing.

              The Company's future capital requirements will depend on many factors, including costs of establishing its business, cash flow from operations, and competition and global market conditions. The Company's anticipated recurring operating losses and growing working capital needs will require that it obtain additional capital to operate its business.

              Unaudited Interim Financial Statements
              --------------------------------------
              The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended November 30, 2004 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended May 31, 2005 are not necessarily indicative of the results that may be expected for the year ending November 30, 2005.

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

Becoming Art Inc.
(A Development Stage Company)
Notes to the Financial Statements
May 31, 2005
(Unaudited) - Page 2
------------

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

              Revenue Recognition
              -------------------
              The Company's revenue recognition policy is based on the actual sale and payment of reproduced art to its clients. Revenue will be recognized when the Company ships the product to the client and provided that collection is reasonably assured.

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

              Income Taxes
              ------------
              The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At May 31, 2005 a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

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

Becoming Art Inc.
(A Development Stage Company)
Notes to the Financial Statements
May 31, 2005
(Unaudited) - Page 3
------------

Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Stock-Based Compensation - (cont'd)
              ------------------------
              The Company has elected to continue to account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB No. 25") and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148 as described above. In addition, in accordance with SFAS No. 123 the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants. Under APB No. 25, compensation expense for employees is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company's stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period. To May 31, 2005 the Company has not granted any stock options.

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

              At May 31, 2005, the Company has not granted any stock options and has not recorded any stock-based compensation.

Becoming Art Inc.
(A Development Stage Company)
Notes to the Financial Statements
May 31, 2005
(Unaudited) - Page 4
------------

Note 5        Income Taxes
              ------------
              The significant components of the Company's deferred tax assets are as follows:

                                                    May 31,       November 30,
                                                     2005             2004
                                                     ----             ----
             Deferred Tax Assets
               Non-capital loss carryforward       $    4,004      $    2,250
               Less:  valuation allowance for
                 deferred tax asset                (    4,004)     (    2,250)
                                                   -----------     ------------
                                                   $        -      $        -


              There were no temporary differences between the Company's tax and financial bases that result in deferred tax assets, except for the Company's net operating loss carryforwards amounting to approximately $26,700 at May 31, 2005 (November 30, 2004 - $15,500) which may be available to reduce future year's taxable income.

              These carryforwards will expire, if not utilized, commencing in 2023. Management believes that the realization of the benefits from these deferred tax assets appears uncertain due to the Company's limited operating history and continuing losses. Accordingly a full, deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

Item 2.    Plan of Operation

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management's statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934 (the "Exchange Act"), as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "prospects," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included herein and in the Company's other filings with the SEC.

Overview

During the quarter, management decided to abandon our business plan relating to the distribution of high quality fine art reproductions in North America. We were unable to raise the additional proceeds we required to proceed with our business plan and were also unable to generate any wholesale or retail interest in the artworks we have under license.

Following the end of the reported quarter, as part of our search for new business opportunities, we entered into negotiations and then consummated two merger agreements with a group of associated companies. The following is a description of the agreements and related arrangements involved in these transactions.

OXFORD MERGER

Effective June 29, 2005, Oxford Media Acquisition Corp. ("Oxford Merger Sub"), a Delaware corporation and newly formed wholly-owned subsidiary of Becoming Art Inc. (the "Company" or "Registrant") entered into and executed an Agreement and Plan of Merger (the "Oxford Merger Agreement") with Oxford Media Corp., a Delaware corporation ("Oxford") in which, among other things:

(a) Oxford acquired and assumed all of the assets, business, obligations, and liabilities of Oxford Merger Sub, as provided for and qualified herein;

(b) each issued and outstanding share of common stock of Oxford was converted into shares of common stock of the Company in accordance with the provisions of the Oxford Merger Agreement;

(c) each issued and outstanding share of common stock of Oxford Merger Sub was converted into shares of common stock of Oxford in accordance with the provisions of the Oxford Merger Agreement;

(d) Oxford Merger Sub disappeared and cease to be an active corporation; and

(e) Oxford became a direct, wholly-owned subsidiary of the Company.

Basic Transaction. On and subject to the terms and conditions of the Oxford Merger Agreement, and pursuant to Delaware Law, Oxford Merger Sub was merged with and into Oxford (the "Oxford Merger"). Immediately following the Oxford Merger, the corporate existence of Oxford Merger Sub ceased and Oxford continued as the surviving corporation (Oxford is therefore sometimes referred to herein as the Surviving Corporation). Surviving Corporation succeeded to and assumed all of the rights and obligations of Oxford Merger Sub in accordance with Delaware Law.

Effects of the Oxford Merger.

1. General. The Oxford Merger became legally effective at the time Oxford and Oxford Merger Sub filed a Certificate of Oxford Merger (the "Certificate of Oxford Merger") with the Secretary of State of the State of Delaware, June 29, 2005, which was the "Oxford Effective Date" under the Oxford Merger Agreement.

2. Certificate of Incorporation. The Certificate of Incorporation of Oxford in effect at and as of the Oxford Effective Date remains the Certificate of Incorporation of Surviving Corporation after the Oxford Effective Date without any further modification or amendment (the "Oxford Certificate").

3. Bylaws. The Bylaws of Oxford in effect at and as of the Oxford Effective Date remain the Bylaws of the Surviving Corporation without any further modification or amendment (the "Bylaws").

4. Directors and Officers of Oxford. Mr. Mike Hanson and Mr. Clark McFadden have resigned as the Registrant's sole officers. Thomas Hemingway, David Noyes, and T. Richard Hutt have been appointed as the Registrant's new officers, assuming the positions of Chief Executive Officer, Chief Financial Officer, and Secretary, respectively, as of and on June 29, 2005. Mr. Mike Hanson and Mr. Clark McFadden have also resigned as the Registrant's sole directors pending effectiveness of this Information Statement, and Messrs. Hemingway and Hutt have been appointed to the board pending the effectiveness of this filing.

5. Directors and Officers of the Company.  In accordance with the Oxford Merger
Agreement:

(a) Immediately prior to the Oxford Effective Date the directors of the Company have taken all necessary action to remove all officers of the Company and designate and appoint the individuals noted in Exhibits to the Oxford Merger Agreement to assume the respective officer positions as of and at the Oxford Effective Date.

(b) Immediately prior to the Oxford Effective Date the directors of the Company have taken all necessary action to: (1) appoint as directors those individuals listed in the Oxford Merger Agreement; and, (2) accept resignations from all other directors of the Oxford, with said resignations and appointments to be effective as provided by federal law following the filing of the appropriate forms with the Securities and Exchange Commission and taking such actions as required thereof.

(c) The new directors and officers of the Company shall retain their respective positions until the earlier of their resignation or removal or until their respective successors are duly elected and qualified, as the case may be.

6. Conversion of Oxford Merger Sub Stock. Subject to the terms and conditions of the Oxford Merger Agreement, at the Oxford Effective Date, by virtue of the Oxford Merger and without any further action on the part of the Parties, each share of Oxford Merger Sub Stock issued and outstanding immediately prior to the Oxford Effective Date was converted into and became one (1) validly issued, fully paid, and non-assessable share of Oxford Common Stock.

7. Conversion of Oxford Common Stock. Upon the terms and subject to the conditions of the Oxford Merger Agreement, at the Oxford Effective Date, by virtue of the Oxford Merger and without any action on the part of Oxford Merger Sub, Oxford, or the holders of any of the following securities, the following occurred:

(a) Conversion of Shares. Each share of Oxford Common Stock issued and outstanding immediately prior to the Oxford Effective Date (other than any shares of Oxford Common Stock to be cancelled pursuant to the Oxford Merger Agreement), and any Dissenting Shares were cancelled and extinguished and automatically converted into the right to receive, upon surrender of the certificate(s) representing such Oxford Common Stock in the manner provided in the Oxford Merger Agreement one (1) duly authorized, validly issued, fully paid, and non-assessable shares of the Company Common Stock. All such shares of Oxford Common Stock are no longer outstanding and are cancelled and retired and have ceased to exist. The Oxford Shareholders were issued 5,878,336 shares of the Company's common stock as a result of this Merger.

(b) Cancellation of Treasury and the Company-Owned Shares. All Oxford Common Stock held by Oxford or owned by Oxford Merger Sub, the Company, or any direct or indirect wholly-owned subsidiary of Oxford or of the Company immediately prior to the Oxford Effective Date were cancelled and extinguished without any conversion thereof.

(c) Fractional Shares. No fraction of a share of the Company Common Stock was issued by virtue of the Oxford Merger, but in lieu thereof each holder of shares of Oxford Common Stock who would otherwise be entitled to a fraction of a share of the Company Common Stock (after aggregating all fractional shares of the Company Common Stock that otherwise would be received by such holder) received a total number of the Company Common Stock rounded down to the closest whole number.

8. Stock Options; Employee Stock Purchase Plans. At the Oxford Effective Date, by virtue of the Oxford Merger and without any action on the part of any holder of outstanding options to purchase Oxford Common Stock (the "Oxford Stock Options"), each Oxford Stock Option, whether vested or unvested, and all stock option plans or other equity-related plans or agreements, including but not limited to warrants and convertible notes of Oxford (the "Oxford Stock Plans"), insofar as they relate to Oxford Stock Options, were assumed by the Company and the Oxford Stock Options became an option to acquire shares of the Company Common Stock, on the same terms and conditions as were applicable under the Oxford Stock Option immediately prior to the Oxford Effective Date, except that:
(a) such assumed Oxford Stock Option shall be exercisable for that number of whole shares of the Company Common Stock equal to the product (rounded down to the nearest whole number of shares of the Company Common Stock) obtained by multiplying the number of shares of Oxford Common Stock issuable upon the exercise of such Oxford Stock Option immediately prior to the Effective Time by the conversion ratio referenced in the Oxford Merger Agreement; and, (b) the per share exercise price for the shares of the Company Common Stock issuable upon exercise of such assumed Oxford Stock Options shall be equal to the quotient (rounded up to the nearest whole cent) obtained by dividing the exercise price per share of the Oxford Common Stock for which the Oxford Stock Option was exercisable immediately prior to the Effective Time by the conversion ratio referenced in the Oxford Merger Agreement. The Oxford Shareholders received warrants and options to purchase 375,000 shares of the Company's common stock (250,000 shares at $1.00 per share and 125,000 shares at $3.00 per share) as a result of this Merger.

9. The Company Shares. Each share of the Company Common Stock issued and outstanding at and as of the Oxford Effective Date remains issued and outstanding.

10. Tax-Free Reorganization. The Parties designed the Oxford Merger so as to be treated as a tax free plan of reorganization under Section 368(a) of the Code.

Description of Oxford and its Business

Oxford Media Corp. ("Oxford") was organized as a Delaware corporation in January 1999. Oxford is a developer of Private Broadband Networks ("PBN") which enables Oxford to provide the following services: low-cost broadband Internet access and video and audio content on demand and on a Pay-Per-View basis. Oxford is currently in the process seeking to acquire digital video on demand companies. Oxford has acquired eMod Systems, Inc. ("eMod"), a digital solutions company concentrating on the secure high quality distribution of digital video content to the hotel industry. Oxford has also entered into a letter of intent to acquire SkyPath Satellite Systems, Inc. ("SkyPath"), a provider of free to guest television to the hotel industry. The SkyPath acquisition is expected to be finalized in the 3rd quarter of 2005.

Oxford provides proprietary digital file server technology to Multi Dwelling Units (MDU), and hospitality properties for the cost effective delivery of Video On Demand (VOD). Oxford then deploys a hybrid fiber/wireless network utilizing a new wireless distribution technology ("WiMAX") to deploy the wireless PBN for full high definition delivery of content and broadband Internet access to the surrounding consumer base. Oxford MDU and Hospitality customers subsidize the deployment and share the revenues derived from the services offered by this network, creating residual revenues from local consumers based within the networks' reach.

Oxford Company has designed its proprietary system to support a wide variety of convenient services for business and consumer use in the immediate area, accessible to the hotel's installed system. Oxford's early installations will be located in smaller rural markets, under-served by broadband and cable access. Utilizing the roof tops of our existing hospitality customers systems which provide the foundation for deployment. Oxford will install WiMAX antennas broadcasting video and other services to businesses and homes within the range of the Oxford wireless Private Broadband Network (PBN). Oxford's high speed wireless, two-way digital communications capability enables us to provide interactive services which will improve customer satisfaction and help lower operating costs. These value-added services help Oxford's cable partners improve their service to their guests, building customer loyalty while controlling costs.

Oxford's Wireless PBN features include:

1.       Remote wireless high-speed Internet
2.       Video on Demand for the home or business
3.       Dedicated broadcast entertainment
4.       Incremental revenue from business and vacation travellers
5.       Direct billing to users credit card account

Oxford's wireless PBN will allow customers within a 30 mile range of each wireless antenna to access the Internet at speeds 10 to 20 times faster than existing broadband offerings. This will allow access to other services such as VOD. Movies being delivered on the Oxford PBN are of the highest quality from broadcast to High Definition. To the consumer it looks as if the content is being delivered over the Internet, but in reality the content is distributed to Oxford media servers through the same satellite network utilized to distribute the content to the media servers located in the MDU or Hospitality property.

The rollout of wireless PBN for television opens up a connection between television and the Internet. This combination can lead to powerful new applications with interesting possibilities of great commercial potential, placing a video store, music store and game store on-line in the community and providing broadband access to it is a new concept.

CBC MERGER

Effective July 6, 2005, CBC Acquisition Corp. ("CBC Merger Sub"), a California corporation and a wholly-owned subsidiary of the Company, entered into an Agreement and Plan of Merger (the "CBC Merger Agreement") with Creative Business Concepts, Inc., a California corporation ("CBC") in which, among other things:

(a) CBC will acquire and assume all of the assets, business, obligations, and liabilities of CBC Merger Sub, as provided for and qualified herein;

(b) each issued and outstanding share of common stock of CBC will be converted into shares of common stock of the Company in accordance with the provisions of the CBC Merger Agreement;

(c) each issued and outstanding share of common stock of CBC Merger Sub will be converted into shares of common stock of CBC in accordance with the provisions of the CBC Merger Agreement;

(d) CBC Merger Sub will disappear and cease to be an active corporation; and

(e) CBC will become a direct, wholly-owned subsidiary of the Company.

Basic Transaction. On and subject to the terms and conditions of the CBC Merger Agreement, and pursuant to California Law, CBC Merger Sub will be merged with and into CBC (the "CBC Merger"). Immediately following the CBC Merger, the corporate existence of CBC Merger Sub ceased and CBC continued as the surviving corporation (CBC is therefore sometimes referred to herein as the Surviving Corporation). Surviving Corporation will succeed to and assumed all of the rights and obligations of CBC Merger Sub in accordance with California Law.

Effects of the CBC Merger.

1. General. The CBC Merger will become legally effective (the "CBC Effective Date") upon approval of the CBC shareholders and the filing with the Secretary of State of the State California the following documents: (i) Agreement of CBC Merger; (ii) Certificate of Approval of Agreement of CBC Merger of Company;
(iii) Certificate of Approval of Agreement of CBC; and, (iv) Certificate of Approval of Agreement of CBC Merger of CBC Merger Sub, all expected to occur on or about July 22, 2005.

2. Certificate of Incorporation. The Articles of Incorporation of CBC in effect at and as of the CBC Effective Date shall remain the Articles of Incorporation of Surviving Corporation after the CBC Effective Date without any further modification or amendment (the "Articles").

3. Bylaws. The Bylaws of CBC in effect at and as of the CBC Effective Date shall remain the Bylaws of the Surviving Corporation without any further modification or amendment (the "Bylaws").

4. Directors and Officers of CBC. Each and every one of the directors and officers of CBC in office at and as of the CBC Effective Date will retain their respective position(s) as of an on the CBC Effective Date, and they shall serve until their respective successors are duly elected or appointed and qualified.

5. Directors and Officers of the Company. The directors and officers of the Company immediately prior to the CBC Effective Date will retain their respective positions but only up to and until said positions are changed and effective as a result of corporate action or SEC Filings, as appropriate.

6. Conversion of CBC Merger Sub Stock. Subject to the terms and conditions of the CBC Merger Agreement, at the CBC Effective Date, by virtue of the CBC Merger and without any further action on the part of the Parties, each share of CBC Merger Sub Stock issued and outstanding immediately prior to the CBC Effective Date will be converted into and become one (1) validly issued, fully paid, and non-assessable share of CBC Common Stock.

7. Conversion of CBC Common Stock. Upon the terms and subject to the conditions of the CBC Merger Agreement, at the CBC Effective Date, by virtue of the CBC Merger and without any action on the part of CBC Merger Sub, CBC, or the holders of any of the following securities, the following will occur:

(a) Conversion of Shares. Each share of CBC Common Stock issued and outstanding immediately prior to the CBC Effective Date (other than any shares of CBC Common Stock to be cancelled pursuant to the CBC Merger Agreement), and any Dissenting Shares will be cancelled and extinguished and automatically converted into the right to receive, upon surrender of the certificate(s) representing such CBC Common Stock in the manner provided in the CBC Merger Agreement one (1) duly authorized, validly issued, fully paid, and non-assessable shares of the Company Common Stock. All such shares of CBC Common Stock will no longer be outstanding and will be cancelled and retired and cease to exist. The CBC Shareholders are to be issued 5,192,500 shares of the Company's common stock as a result of this Merger.

(b) Cancellation of Treasury and the Company-Owned Shares. All CBC Common Stock held by CBC or owned by CBC Merger Sub, the Company, or any direct or indirect wholly-owned subsidiary of CBC or of the Company immediately prior to the CBC Effective Date will be cancelled and extinguished without any conversion thereof.

(c) Fractional Shares. No fraction of a share of the Company Common Stock will be issued by virtue of the CBC Merger, but in lieu thereof each holder of shares of CBC Common Stock who would otherwise be entitled to a fraction of a share of the Company Common Stock (after aggregating all fractional shares of the Company Common Stock that otherwise would be received by such holder) will receive a total number of the Company Common Stock rounded down to the closest whole number.

8. Stock Options; Employee Stock Purchase Plans. At the CBC Effective Date, by virtue of the CBC Merger and without any action on the part of any holder of outstanding options to purchase CBC Common Stock (the "CBC Stock Options"), each CBC Stock Option, whether vested or unvested, and all stock option plans or other equity-related plans or agreements, including but not limited to warrants and convertible notes of CBC (the "CBC Stock Plans"), insofar as they relate to CBC Stock Options, will be assumed by the Company and the CBC Stock Options will become an option to acquire shares of the Company Common Stock, on the same terms and conditions as were applicable under the CBC Stock Option immediately prior to the CBC Effective Date, except that: (a) such assumed CBC Stock Option shall be exercisable for that number of whole shares of the Company Common Stock equal to the product (rounded down to the nearest whole number of shares of the Company Common Stock) obtained by multiplying the number of shares of CBC Common Stock issuable upon the exercise of such CBC Stock Option immediately prior to the Effective Time by the conversion ratio referenced in the CBC Merger Agreement; and, (b) the per share exercise price for the shares of the Company Common Stock issuable upon exercise of such assumed CBC Stock Options shall be equal to the quotient (rounded up to the nearest whole cent) obtained by dividing the exercise price per share of the CBC Common Stock for which the CBC Stock Option was exercisable immediately prior to the Effective Time by the conversion ratio referenced in the CBC Merger Agreement. The CBC Shareholders are to receive warrants and options to purchase 320,000 shares of the Company's common stock at $2.00 per share as a result of this Merger.

9. The Company Shares. Each share of the Company Common Stock issued and outstanding at and as of the CBC Effective Date will remain issued and outstanding.

10. Tax-Free Reorganization. The Parties designed the CBC Merger so as to be treated as a tax free plan of reorganization under Section 368(a) of the Code.


Description of CBC and Its Business

CBC was formed in 1989 as a result of a need for businesses to communicate more efficiently with both their clients and employees. CBC is a wireless and business systems provider specializing in WiFi/WiMAX, Security, IT Integration, and Telecom. As part of these offering of services, CBC designs and installs specialty communication systems for data, voice, video, and telecom. It determines its clients' requirements by doing a needs analysis and site audit; then implements a design and specification of the specialty communication system with the deployment of a fixed Wireless Local Area Network, or WLAN. The company is headquartered in Orange County's High Tech corridor, at One Technology Drive, Building H, Irvine, California, 92618.

Backed by over 16 years of experience, CBC creates, maintains, manages, and secures the wireless or installed IT systems of its customers. CBC currently focuses on the following four major areas that progressive companies are addressing to maximize their Information Technology strength and enhance their performance:

1.IT SECURITY, Protecting Client Company's information from unauthorized access.

2.IT INTEGRATION, Making certain that client IT systems are performing to specifications and working as ordered.

3. TELECOM, a carrier neutral tele-management consultant and reseller focused on assisting corporations, small, medium and large with all of their voice, data and IP needs.

4. WI-FI and WIMAX, Point to multipoint wireless networks up to 40 miles.

Sale and Cancellation of Certain Shares Related to the Merger

In relation to the Oxford and CBC Mergers, certain of the existing shareholders, holding a majority of the issued and outstanding shares of the Company agreed subject to completion of certain conditions and satisfaction of certain contingencies contained in two escrow arrangements to sell or cancel their shares. Under these arrangements, following the Oxford Merger, 2,877,800 shares of common stock held by 16 individuals were sold to a number of individuals. Under a separate escrow agreement, and subject to the completion of the CBC Merger, 7,000,000 shares held by our two largest shareholders will be cancelled, if any when the CBC Merger is consummated.

Results Of Operations For Period Ending May 31, 2005

We did not earn any revenues during the three-month period ending May 31, 2005. We incurred operating expenses in the amount of $11,168 for the six-month period ended May 31, 2005, as compared to a loss of $4,741 for the comparative period in fiscal 2004. The increase in net loss in the current fiscal year is a result of an increase in accounting, audit and legal fees incurred in connection with our filing of a registration statement on Form SB-2 with the Securities & Exchange Commission.

Our operating expenses were comprised of $6,000 in legal fees, $2,856 in accounting and audit fees, $1,000 in transfer agent fees, $1,241 in filing fees and $71 in bank charges.

At May 31, 2005, we had cash on hand of $10,067. At the same date, our liabilities consisted of accounts payable and accrued liabilities of $8,757.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2005. This evaluation was carried out under the supervision and with the participation of our former Chief Executive Officer and Chief Financial Officer, Mr. Michael Hanson. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2005, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended May 31, 2005 that have materially affected or are reasonably likely to materially affect such controls.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 2.   Changes in Securities

The Company did not issue any securities during the quarter ended May 31, 2005.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits


Exhibit Number       Description of Exhibit

31.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                     Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                     Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  BECOMING ART INC.

     Date:                        July 8, 2005



                                  By:    -----------------------------
                                             Thomas C. Hemingway
                                  Title:    Chief Executive Officer