Form 10QSB
period 2005-06-30
OXFORD MEDIA, INC.
filed 2005-10-25
CIK 1285206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ ]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended ____________

[X]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period May 31, 2005 to  June 30, 2005

Commission File Number: 000-51125

OXFORD MEDIA, INC.
(FORMERLY BECOMING ART INC.)
(Exact name of small Business Issuer as specified in its charter)

Nevada	20-3270909
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One Technology Drive Building H, Irvine, California 92618
(Address of principal executive offices)

(949) 341-0050
(Issuer’s telephone number)
Becoming 867 West 8th Avenue, Vancouver, British Columbia, Canada V5Z 1E3; 30 November
(Former name; former address; and, former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
 [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 15,177,886 common shares as of October 1, 2005.

Transitional Small Business Disclosure Format (check one): Yes [X] No [ ]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

OXFORD MEDIA, INC. AND SUBSIDIARIES
INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page

Unaudited Condensed Consolidated Balance Sheets - June 30, 2005 and December 31, 2005	4

Unaudited Condensed Consolidated Statements of Operations for the three and six months	5
ended June 30, 2005 and 2004

Unaudited Condensed Consolidated Statements of Shareholders Deficiency for the	6
six months ended June 30, 2005

Unaudited Condensed Consolidated Statements of Cash Flows for the six months	7
ended June 30, 2005 and 2004

Notes to Unaudited Condensed Consolidated Financial Statements	8

OXFORD MEDIA, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004

ASSETS
Current Assets
Cash	$6,954	$111,115
Trade accounts receivable	472,827	695,107
Inventory	95,615	-
Prepaid expenses	26,090	10,000
Receivable from employees and others	32,127	17,254
Total Current Assets	633,613	833,476
Property and Equipment, net of accumulated depreciation of $278,005 and $212,070	272,925	195,682
Software Technology	1,596,640	-
Deposits	55,540	49,070

Total Assets	$2,558,718	$1,078,228

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable	$546,995	$299,871
Accrued liabilities	287,963	103,829
Accrued interest payable to related parties	244,901	195,113
Deferred revenue	301,078	290,053
Current portion of capital lease obligation	15,192	15,200
Wholesale financing line of credit	165,365	259,272
Notes payable	328,516	-
Notes payable to related parties - current	115,000	-
Total Current Liabilities	2,005,010	1,163,338

Long-Term Liabilities
Convertible notes payable to related parties	1,470,000	1,470,000
Capital lease obligation, net of current portion	16,766	9,422
Total Long-Term Liabilities	1,486,766	1,479,422

Stockholders' Deficiency
Preferred stock - $0.001 par value per share; 1,000,000 shares authorized; no
shares outstanding	-	-
Common stock - $0.001 par value; 100,000,000 shares authorized; 13,742,886 and 5,125,000
shares issued and outstanding	13,743	5,125
Additional paid-in capital	1,453,618	269,876
Accumulated deficiency	(2,400,419)	(1,839,533)
Total Stockholders' Deficiency	(933,058)	(1,564,532)
Total Liabilities and Stockholders' Deficiency	$2,558,718	$1,078,228

The accompanying notes are an integral part of these condensed consolidated financial statements.

OXFORD MEDIA, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Revenue
Services provided	$623,177	$499,378	$1,010,356	$1,039,976
Products sold	373,235	905,344	1,018,883	1,494,330
Total Revenue	996,412	1,404,722	2,029,239	2,534,306

Costs of Revenue
Cost of services provided	289,154	282,737	504,175	585,724
Cost of products sold	325,196	770,289	885,592	1,291,689
Total Cost of Revenue	614,350	1,053,026	1,389,767	1,877,413
Gross Profit	382,062	351,696	639,472	656,893

Selling, general and
administrative expense	645,730	474,196	1,142,978	972,157
Loss From Operations	(263,668)	(122,500)	(503,506)	(315,264)
Interest expense	(28,675)	(25,774)	(57,380)	(51,497)

Net Loss	$(292,343)	$(148,274)	$(560,886)	$(366,761)

Basic and Diluted Loss per Common Share	$(0.06)	$(0.03)	$(0.11)	$(0.07)

Weighted-Average Common Shares Outstanding	5,192,500	5,000,000	5,174,286	5,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

OXFORD MEDIA, INC. AND SUBSIDIARIES
UNADITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS DEFICIENCY
FOR THE SIX MONTHS ENDED JUNE 30, 2005

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficiency	Deficiency
Balance - December 31, 2004	5,125,000	5,125	269,876	(1,839,533)	(1,564,532)

Stock issued for cash	62,500	63	124,937	-	125,000
Stock issued for services	5,000	5	9,995	-	10,000
Stock issued for the acquisition of Becoming Art Inc.	3,459,550	3,459	(3,459)	-	-
Acquisition of Oxford Media Corp.	5,090,836	5,091	1,052,269	-	1,057,360
Net Loss	-	-	(560,886)	(560,886)

Balance - June 30, 2005	13,742,886	$13,743	$1,453,618	$(2,400,419)	$(933,058)

The accompanying notes are an integral part of these condensed consolidated financial statements.

OXFORD MEDIA, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2005	2004

Cash Flows from Operating Activities
Net loss	$(560,886)	$(366,761)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	38,720	39,456
Stock issued for services	10,000	-
Changes in assets and liabilities net of effects from purchases of Oxford Media and Becoming Arts:
Accounts receivable and other receivables	172,172	(177,684)
Inventory	(18,882)	-
Prepaid expenses	(16,090)	(28,414)
Other assets	(1,192)	-
Accounts payable	83,430	107,671
Accrued liabilities	(1,243)	(44,516)
Deferred revenue	11,025	87,041
Accrued interest payable to related party	49,788	(3,911)

Net Cash Used in Operating Activities	(233,158)	(387,118)

Cash Flows from Investing Activities
Cash received in acquisition of Oxford Media Corp.	281	-
Deposits	(6,470)	4,798
Purchase of property and equipment	(18,243)	6,877

Net Cash Provided by (Used in) Investing Activities	(24,432)	11,675

Cash Flows from Financing Activities
Proceeds from issuance of notes payable to related parties	115,000	195,000
Proceeds from the Issuance of common stock	125,000	-
Principal payments on notes payable to related parties	-	-
Net payments on wholesale financing line of credit	(93,907)	75,632
Principal payments on capital lease obligation	7,336	(656)

Net Cash Provided by Financing Activities	153,429	269,976

Net Decrease in Cash	(104,161)	(105,467)

Cash at Beginning of Period	111,115	156,269

Cash at End of Period	$6,954	$50,802

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$3,271	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

OXFORD MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Historical Background - Creative Business Concepts, Inc. was organized by J. Richard Shafer during 1986 and was incorporated by Mr. Shafer on March 24, 1989 as a California corporation. In 1999, Mr. Shafer sold Creative Business Concepts, Inc. to Richton Holding Corp, which became a subsidiary of Deere & Company. Mr. Shafer and certain of his associates continued as employees of the Company through December 28, 2001, when Mr. Shafer and his associates repurchased Creative Business Concepts, Inc...

Basis of Presentation - As more fully described in Note 2 - Acquisitions, through a series of planned transactions during 2005 Creative Business Concepts, Inc. (“CBC”) and Oxford Media Corp. (“Oxford”) have become a wholly-owned subsidiaries of Becoming Art Inc. (“BEAI”), which was, prior to the reorganization, a public shell company with no operations, assets or liabilities. For accounting purposes, CBC is considered to be the acquirer of BEAI and Oxford Media Corp. On July 29, 2005 BEAI changed its name to Oxford Media, Inc. The accompanying consolidated financial statements of Oxford Media, Inc. include the historical operations, equity and cash flows of CBC, and the operations and cash flows of Oxford Media Corp. since the date of its acquisition of BEAI, and the operations of BEAI since the date of its acquisition by CBC. Collectively, the consolidated group is referred to here in as the “Company”.

Interim Financial Statements - The accompanying interim financial statements as of June 30, 2005 and for the six months ended June 30, 2005 and 2004 are condensed, and therefore do not contain all the disclosures normally required by accounting principles generally accepted in the United States of America.  These statements should be read in conjunction with the most recent annual financial statements of Creative Business Concepts, Inc. included in the Form 8-K/A filed for Oxford Media, Inc. with the Securities and Exchange Commission on October 21, 2005.   These interim financial statements have been prepared by management of the Company without audit. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring entries, necessary for a fair presentation of financial results for the interim periods. The results of operations presented in the accompanying interim financial statements are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2005.

Nature of Operations - Through its subsidiary CBC, the Company provides consulting services to information technology (“IT”) clients regarding IT networking and security. In addition, the Company provides IT training services to clients. The consulting and training services are provided primarily to government and industry clients in Southern California. The Company also purchases, assembles and sells IT networking hardware and related software and provides network maintenance services. During 2003 the Company began a telecommunications brokerage business, became an agent for competitive local exchange carriers and began brokering local telephone and data transfer services to the Company’s IT consulting clients. Through its Oxford Media Corp subsidiary, the Company provides the hardware servers, secure encoding and high quality distribution of digital video content, including free-to-guest video programming, video-on-demand (VOD) and pay-per-view and over existing analog video to the hospitality industry.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Business Condition - The Company has experienced losses from operations and negative cash flows from operating activities during the years ended December 31, 2003 and 2004 and during the six months ended June 30, 2005. The Company had a working capital deficiency and a capital deficiency at December 31, 2004 and at June 30, 2005. In September, 2005, the Company received an equity financing of $4,000,000 which will be used to retire debt and to fund general working capital requirements.

The Company’s plans include reducing costs and increasing revenues, in the network consulting business, the telecommunications brokerage business and the VOD business. In addition, management plans to finance future operations through private or public issuances of its common stock as warranted, however, the success of these efforts cannot be assured.

Fair Value of Financial Instruments -Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the carrying amounts of the capital lease obligation, the wholesale financing line of credit and the notes payable to related parties approximate their fair values.

OXFORD MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005

Inventory - Inventory consists of IT networking, VOD and DVD video encoding hardware and software components and is stated at the lower of cost (using the first-in, first-out method) or market value. The Company has not deemed an allowance for obsolescence or impairment is appropriate.

Property and Equipment - Property and equipment consists of computer equipment and office furniture and is carried at the lower of cost or net recoverable value. Depreciation was computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives ranged from 5 to 7 years. Depreciation expense for the six months ended June 30, 2005 and 2004, and for the years ended December 31, 2004 and 2003, was $38,720, $39,456, $75,348, and $76,347 respectively. Expenditures for maintenance and repairs are charged to expense as incurred. On retirement or disposition of property and equipment the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the statement of operations.

Impairment of Long-Lived Assets - The carrying values of the Company's long-lived assets are reviewed for impairment at least annually and whenever events or changes in circumstances indicate that they may not be recoverable. When projections indicate that the carrying value of the long-lived asset is not recoverable, it is reduced by the estimated excess of the carrying value over the projected discounted net future cash flows of the reporting unit using the asset. Based on management’s assessments of estimated future cash flows, no impairment of long-lived assets has been recognized in the accompanying financials statements.

Share-Based Compensation - The Company accounts for its share-based compensation issued to non-employees using the fair value method in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. Under SFAS No. 123, share-based compensation is determined as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  The measurement date for these issuances is the earlier of the date at which a commitment for performance by the recipient to earn the equity instruments is reached or the date at which the recipient’s performance is complete.

The Company accounts for share-based compensation to employees under the recognition method and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Under APB Opinion No. 25, compensation related to stock options is recorded if an option’s exercise price on the measurement date is below the fair value of the Company’s common stock, and amortized to expense over the vesting period.  Compensation expense for stock awards or purchases, if any, is recognized if the award or purchase price on the measurement date is below the fair value of the Company’s common stock, and is recognized on the date of award or purchase.  No expense related to stock options was recognized prior to January 2005. During January 2005 the Company granted stock options to purchase 320,000 common shares, with no intrinsic value, under the newly-adopted 2005 Stock Plan. The effect on net loss and net loss per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 to employee stock-based compensation is as follows:

	For the Three Months ended		For the Six Months ended
	June 30,		June 30,
	2005	2004	2005	2004

Net loss, as reported	$(292,343)	$(148,274)	$(560,886)	$(366,761)
Add back: Total share-based
compensatiomn	10,000		10,000
Deduct: Total share-based employee compensation determined under fair value based method for all awards	(621,000)		(621,000)
Pro forma net loss	$(903,343)	$(148,274)	$(1,171,886)	$(366,761)
Basic and diluted net loss per common share
As reported	$(0.06)	$(0.03)	$(0.11)	$(0.07)
Pro forma	$(0.17)	$0.03	$0.23	$0.07

OXFORD MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005

Revenue Recognition - Revenue from IT consulting agreements is recognized over the term the services are performed and upon acceptance by the customer. For agreements that cover a period of time, revenue is recognized over the terms of the time-based service agreements. Payments from customers for future services are deferred and recognized as earned. Revenue from the sale of hardware and software networking components are recognized upon delivery, installation of the components and acceptance by the customer. Telecommunications brokerage commissions are recognized as received.

Income Taxes - Upon reacquisition of CBC on December 28, 2001, CBC and those shareholders elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code. Under those provisions, the Company has not retained the benefits from federal or state operating loss carry forwards. Instead, the shareholders have received the benefits from their proportionate share of the operating losses of CBC. Effective January 1, 2005, CBC terminated the election and will, from that point forward, the Company will retain the benefits from its future operating losses and will be taxed on its future earnings. At the date of termination of the S Corporation status, the balance of the accumulated deficit was not reclassified as a reduction of common stock or treated as a constructive dividend as would have been required for retained earnings. On the date of the change in tax status, no tax expense or benefit was recognized and a deferred tax liability of $0 was recognized for the timing differences that existed at the date of the conversion as follows:

Gross deferred tax liabilties	$(18,925)
Gross deferred tax assets	67,017
Valuation allowance	(48,092)

Net Deferred Tax Assets	$-

Basic and Diluted Loss per Common Share - Basic and diluted loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding. There were no potentially issuable common shares outstanding during the years ended December 31 2003. At June 30, 2005 and December 31, 2004 there were 2,149,750 and 735,000 potentially issuable common shares that were excluded from the calculation of diluted loss per common share because their effect would have been anti-dilutive.

New Accounting Standards - In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123 (revised 2004), Share-Based Payment. SFAS No. 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost will be measured based on the fair value of the instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123(R) replaces SFAS No. 123 and supersedes APB Opinion No. 25. As originally issued in 1995, SFAS No. 123 established as preferable the fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. The Company will be required to apply SFAS No. 123(R) as of the first interim reporting period that begins after June 15, 2005, and plans to adopt it using the modified-prospective method, effective July 1, 2005. Because the Company has no outstanding employee stock options, the adoption for SFAS No. 123(R) will not have a material impact on its financial statements.

OXFORD MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005

In December 2004, the FASB issued SFAS Statement No. 153, “Exchanges of Non-monetary Assets—an amendment of APB Opinion No. 29.” This Statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The statement will be effective in January 2006. The Company does not expect that the adoption of SFAS No. 153 will have a material impact on its financial statements.

NOTE 2 - ACQUISITIONS

On June 29, 2005 BEAI, a publicly traded company with no operations, acquired all of the issued and outstanding Oxford common stock by issuing 5,090,836 shares of BEAI common stock to Oxford’s shareholders. Effective July 6, 2005, BEAI acquired all of the common stock of CBC, through the issuance of 5,192,500 shares of BEAI common stock and the assumption of Oxford’s liability to issue 800,000 shares of common stock to certain of Oxford predecessor’s shareholders. Upon the completion of this reorganization and acquisition, Oxford Media, Inc. had 13,742,886 shares of common stock outstanding (prior to the issuance of the 800,000 shares). Through the exchanges, both Oxford and CBC have become wholly-owned subsidiaries of BEAI, which changed its name on July 29, 2005 to Oxford Media, Inc.

The shareholders and management of CBC received a majority of the voting rights, a majority of the seats on the board of directors and control of the senior management positions of the combined entity. Accordingly, CBC was determined to be the acquiring entity for financial reporting purposes. In accordance with financial accounting standards, Oxford and BEAI did not constitute businesses; therefore, their acquisitions were recognized as nonmonetary transactions valued at the fair value of the net assets acquired.

Fair value of the assets acquired and liabilities assumed were as follows:

Assets
Cash	$281
Inventory	76,733
Advances and deposits	13,681
Equipment	97,720
Software technology	1,596,640
Total Assets	1,785,055
Liabilities
Accounts payable and accrued expenses	399,179
Notes payable	328,516
Total Liabilities	727,695
Net Assets	$1,057,360

OXFORD MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005

Pro forma operating loss for the six months ended June 30, 2005 is as follows:

		Six months ended June 30, 2005

	Creative	(Formerly Becoming Art, Inc.)
	Business	Oxford Media,	Oxford Media	ProForma	Pro Forma
	Concepts, Inc.	Inc.	Corp	Adjustments	Results

Revenues	$2,029,239		$-		$2,029,239
Cost of sales	1,389,767		-		1,389,767
Gross Profit	639,472		-		-
Operating Expenses	1,142,978	12,478	829,940	57,661	2,043,057
Operating Profit	(503,506)	(12,478)	(829,940)	(57,661)	(887,601)
Interest	(57,380)		(80,233)		(137,613)
Net (Loss)	$(560,886)	$(12,478)	$(910,173)	$(57,661)	$(1,541,198)

Per share data
Basic net loss per share	$(0.11)				$(0.11)

Basic weighted average shares outstanding	5,174,286			8,568,600	13,742,886

 NOTE 3 - ACCOUNTS RECEIVABLE

Management periodically evaluates accounts receivable for collectibility and provides an allowance for amounts which may not be realizable. Management has provided an aggregate allowance against accounts receivable of $0 and as of both June 30, 2005 and December 31, 2004. Bad debt expense for the six months ended June 30, 2005 and 2004 was $5,816 and $0, respectively, and for the year ended December 31, 2004 was $6,153.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30,	December 31,
	2005	2004
Software, externally developed	$19,663	$19,663
Equipment	438,820	328,863
Furniture and fixtures	61,797	49,850
Leasehold improvements	30,650	9,376
Total Property and Equipment	550,930	407,752
Less: accumulated depreciation	(278,005)	(212,070)
Net Property and Equipment	$272,925	$195,682

NOTE 5 - SOFTWARE TECHNOLOGY

The software technology includes the encoding necessary to encode deliver and monitor its VOD systems and has an estimated useful life of two years. It is being amortized based on the number of installations of the Company’s VOD digital system, at a rate of approximately $3,200 per installation.

OXFORD MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005

NOTE 6 - WHOLESALE FINANCING CREDIT LINE

CBC maintains a $300,000 line of credit wholesale financing agreement with a finance company for CBC’s purchases of computer hardware and software from one vendor for resale to customers. Under the terms of the financing agreement, a line of credit was established with the finance company, which is secured by substantially all of CBC’s assets and is guaranteed by the former stockholders of CBC. Advances under the line of credit are provided as CBC purchases inventory. Principal and interest under the line of credit are due on the earlier of the date of 60 days after the date of the advance and inventory purchase, or the date CBC sells the financed inventory. The interest rate varies for each advance was18% per annum at December 31, 2004. However, no interest is due if the amount advanced is paid within the 60 days. The aggregate amount due under the line of credit was $165,365, $259,272 and $180,081 at June 30, 2005 and December 31, 2004 and 2003, respectively.

In connection with the wholesale financing agreement, SRS Insurance Services, Inc., an affiliate of certain shareholders and the chairman of the board of directors, provided a $300,000 deposit with a bank under which the bank issued an irrevocable letter of credit to the finance company guaranteeing the wholesale financing agreement.

NOTE 7 - CONVERTIBLE NOTES PAYABLE TO RELATED PARTIES

From the date of its acquisition, CBC has financed its operations through several unsecured, due-on-demand loans from its four principal stockholders originating between December 28, 2001 and June 2004. Amounts borrowed from the stockholders bear interest at 8% per annum, with interest payments due monthly. Aggregate principal balances of notes payable to related parties were $ 1,585,000, $ 1,470,000 and $1,275,000 at June 30, 2005, December 31, 2004 and 2003, respectively. During January 2004, the notes payable to the stockholders together with related accrued interest were subordinated to the wholesale financing agreement.

During September 2004, CBC modified the terms of the $1,470,000 in 8% convertible notes payable to the shareholders. The modified notes are convertible into common stock of Oxford Media, Inc., at the option of the holder, after September 30, 2005 through September 21, 2007 at a rate of $2.00 per share. Interest on the notes is due quarterly and principal under the convertible notes payable is due on September 30, 2007, if not converted earlier. There was no beneficial conversion option associated with the modified notes because the conversion price exceeds the estimated fair value of the underlying common stock.

NOTE 8 - LEASE COMITTMENTS

Capital Leases - The Company leases equipment and furniture under the terms of capital lease agreements. Furniture and equipment under capital leases are included in property and equipment in the accompanying financial statements and consisted of the following:

December 31,	2004	2003
Equipment	$28,379	$28,379
Furniture	24,808	24,808
Less: accumulated depreciation	(29,410)	(17,883)
Net Equipment Under Capital Leases	$23,777	$35,304

Operating Leases - The Company leases its main facility, consisting of 23,251 square feet of office space under the terms of a 5-year property lease expiring at the end of April 2011. Minimum monthly rent payments, including common area maintenance and insurance were $46,705 during 2003 and $33,096 during 2004. Rent is charged to operating expense on a straight-line basis during each annual period where contractual increases or decreases affect rental payments. Rental expense for the years ended December 31, 2004 and 2003 was $439,128 for each year.

Future minimum lease payments for capital and operating leases are as follows:

OXFORD MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005

For the Years Ending December 31,	Capital Leases	Operating Leases
2005	$11,400	$418,346
2006	5,833	247,641
2007	5,833	368,097
2008	1,945	357,151
2009	-	446,439

Total Minimum Lease Payments	25,011	$1,837,674
Less: Amount representing interest	(6,342)
Present value of minimum lease payments	18,669
Less: current portion	(15,193)

Obligation Under Capital Lease, Long-Term	$3,476

NOTE 9 - COMMON STOCK

On December 21, 2004 CBC effected a 5,000-for-1 forward stock split. The financial statements have been retroactively restated for all periods presented for the effects of the stock split.

During December 2004, CBC issued 125,000 common shares for $125,000 cash or $1.00 per share, which was received from third party investors under the terms of a private placement memorandum. There were no unstated rights or privileges associated with the issuance. Between January and March 2005, CBC issued 62,500 shares of common stock for cash proceeds of $125,000, or $2.00 per share, received from third party investors under the terms of a new private placement offering.

During March 2005, CBC issued 5,000 shares of common stock for services for which CBC recognized a charge to operations of $10,000. The stock issued was valued at $2.00 per share, based upon the price for which common stock had recently been sold to third-party investors.

NOTE 10 - STOCK OPTIONS

On January 17, the Board of Directors and shareholders of CBC adopted the 2005 Stock Plan (the “Plan”). Under the terms of the Plan, the Company may grant options to service providers to purchase up to 750,000 shares of common stock. Incentive stock options, non-qualified options, restricted stock awards and rights to purchase restricted stock may be granted under the Plan. Options granted under the Plan are generally exercisable over ten years, vesting of the awards is determined by the Board of Directors, but should not to exceed five years from the date of grant. On January 31, 2005 the Company awarded options to purchase 320,000 common shares to employees under the plan, with an exercise price of $2.00. The option awards originally vested over five years or upon the event of a merger; that merger occurred on July 6, 2005 and, accordingly, the options were fully vested at that date.

The options had no intrinsic value on the date of the award. Accordingly, no compensation expense was recognized from the awards.

NOTE 11 -SEGMENT INFORMATION

Management of the Company has identified the following reportable business segments. Prior to October 2003, the Company operated solely in the IT consulting, security and training segment. Beginning in October 2004, the Company began operations in its newly developed telecom segment. Both business segments are operated in Southern California. During the six month ended June 30, 2005 and the years ended December 31, 2004, revenue telecom segment was $169,393, and $70,387, respectively

OXFORD MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005

NOTE 12 -SUBSEQUENT EVENTS

Oxford Media, Inc. through its wholly owned subsidiary, CBC, completed the acquisition of IT Network, Inc. (“IT Net”) effective on September 1, 2005 with Oxford issuing 400,000 shares of its common stock for the net assets of IT Net. Oxford Media, Inc. additionally issued a letter of intent to acquire WTI Communications, Inc. (“WTI”) whereby Oxford Media, Inc. will issue 1,000,000 shares of its common stock for all the issued and stock of WTI. The WTI transaction is conditioned upon regulatory approval.

On September 23, 2005, the Company issued 4,000 shares of a newly designated Series A Convertible Preferred Stock for cash proceeds of $3,780,000, net of $220,000 fees, in a private placement transaction. The Series A Convertible Preferred Stock is convertible into 1,333,333 shares of the Company’s common stock at a fixed conversion price of $3.00 per common share. As part of the sale, the Company also issued warrants to purchase 400,000 shares of the Company’s common stock at an exercise price of $3.50 per share.

Item 2. Plan of Operation

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”), as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,”  “intend,”  “anticipate,”  “estimate,”  “project,”  “prospects,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the SEC.

Overview of Recent Business Acquisitions

Prior to the reported period, management abandoned its business plan relating to the distribution of high quality fine art reproductions in North America. Then, during the reported transition period, on June 29, 2005, we consummated a merger agreement with Oxford Media Corp., a Delaware corporation (“Oxford”) in which, among other things:

(a) each issued and outstanding share of common stock of Oxford was converted into shares of our common stock; and

(b) Oxford became our direct, wholly-owned subsidiary.

Effective July 6, 2005, following the reported transition period, we consummated a second merger agreement with CBC, in which, among other things:

(a) each issued and outstanding share of common stock of CBC was converted into shares of our common stock; and

(b) CBC became a direct, wholly-owned subsidiary.

CBC was considered to be the accounting acquirer in these transactions, and thus we adopted its fiscal year end of December 31, 2005, as well as its other accounting parameters as our own.

On September 22, 2005, following the reported transition period, CBC closed an Agreement and Plan of Reorganization with IT Networks, Inc., a California corporation (“IT NET”) in which, among other things:

(a) CBC acquired each outstanding share of common stock of IT NET;

(b) We issued an aggregate of 400,000 shares of stock to the former shareholders of IT NET;

(c) CBC hired the key employees of IT NET; and

(d) IT NET became a direct, wholly-owned subsidiary of CBC.

On October 17, 2005, following the reported transition period, CBC entered into an agreement to acquire WTI Communications, Inc. (“WTI”). The closing of the WTI, however, is conditioned on regulatory approval, expected later in this year.

WTI is an Enhanced Service Provider in the emerging technology and telecommunications marketplace, providing and selling bundled technology solutions to commercial customers in the U.S.

We are also currently, negotiating and evaluating other related business acquisitions that management believes will enhance our overall business plan to become a diversified digital media content and communication technology company.

Our Business

As a result of these acquisitions, we currently operate our business through our two subsidiaries, Oxford and CBC.

1. Oxford

Oxford is primarily a developer of Private Broadband Networks (“PBN”) which enables Oxford to provide:

low-cost broadband Internet access; and
video and audio content on demand and on a Pay-Per-View basis.

Oxford provides proprietary digital file server technology to Multi Dwelling Units (MDU), and hospitality properties for the cost effective delivery of Video On Demand (VOD). Oxford then deploys a hybrid fiber/wireless network utilizing a new wireless distribution technology known as WiMAX to deploy the wireless PBN for full high definition delivery of content and broadband Internet access to the surrounding consumer base. Oxford MDU and Hospitality customers subsidize the deployment and share the revenues derived from the services offered by this network, creating residual revenues from local consumers based within the networks' reach.

Oxford has designed its proprietary system to support a wide variety of convenient services for business and consumer use in the immediate area, accessible to the hotel’s installed system. Oxford’s Wireless PBN features include:

1.	Remote wireless high-speed Internet
2.	Video on Demand for the home or business
3.	Dedicated broadcast entertainment
4.	Incremental revenue from business and vacation travellers
5.	Direct billing to users credit card account

Oxford’s early installations will be located in smaller rural markets, under-served by broadband and cable access. Utilizing the roof tops of existing hospitality customers systems which provide the foundation for deployment, Oxford will install WiMAX antennas broadcasting video and other services to businesses and homes within the range of the Oxford wireless PBN.

Oxford’s wireless PBN will allow customers within a 7-10 mile range of each wireless antenna to access the Internet at speeds 10 to 20 times faster than existing broadband offerings. This will allow access to other services such as VOD movies. Movies being delivered on the Oxford PBN are of the highest current quality, from broadcast to High Definition. To the consumer it looks as if the content is being delivered over the Internet, but in reality the content is distributed to Oxford media servers through the same satellite network utilized to distribute the content to the media servers located in the MDU or Hospitality property.

The rollout of wireless PBN for television opens up a connection between television and the Internet. This combination can lead to powerful new applications with interesting possibilities of great commercial potential, placing a video store, music store and game store on-line.

Oxford has acquired eMod Systems, Inc. (“eMod”), a digital solutions company concentrating on the secure high quality distribution of digital video content to the hotel industry. Oxford has also entered into a letter of intent to acquire SkyPath Satellite Systems, Inc. (“SkyPath”), a provider of free to guest television to the hotel industry. The acquisition is expected to be finalized in the 4th quarter of 2005.

Oxford is currently in the process seeking to acquire other digital video on demand companies.

2. Creative Business Concepts, Inc.

CBC is a wireless and business systems provider specializing in WiFi/WiMAX, Security, IT Integration, and Telecom. As part of these services, CBC designs and installs specialty communication systems for data, voice, video, and telecom. It determines its clients’ requirements by doing a needs analysis and site audit, then implements the specialty communication system with the deployment of a fixed Wireless Local Area Network, or WLAN. CBC also maintains, manages, and secures the wireless or installed IT systems of its customers.

CBC currently focuses on the following four major areas that progressive companies are addressing to maximize their Information Technology strength and enhance their performance:

1.	IT Security -- Protecting information from unauthorized access.

2.	IT Integration -- Making certain that IT systems are performing to specifications and working as ordered.

3.	Telecom - Providing carrier neutral tele-management consulting and reselling.

4.	WI-FI and WIMAX -- Point to multipoint wireless networks up to 40 miles.

CBC’s recent acquisition of IT NET will enhance its operations by adding experience, capacity, and technology management to their current engineering division. IT NET has been in the technology consulting market place and developed critical relationships with corporate clientele for over the past 15 years.

CBC’s planned acquisition of WTI will further add to the company’s operations through WTI’s experience and interest in the expanding Voice over Internet Protocol (VoIP) technology, IP VPN markets, and network security applications. The key element to these solutions is the emerging Voice over Internet Protocol (VoIP).  WTI is also a Competitive Local Exchange Carrier.

The combined entities will be able to offer end users a dynamic solution for voice, data, network security, disaster recovery, and VoIP deployment.  Currently, corporations must engage numerous companies for VoIP deployment which includes routers, IP phone systems, installation, Network Security, and consulting services. CBC with WTI will now be able to offer complete communication technology solutions from one source.

New Director and COO

On September 7, 2005, the board appointed Mr. David L. Parker to the Board of Directors and named Mr. Parker Chairman of the Board of Directors and Chief Operating Officer of the Company.

Mr. Parker is currently Chairman of the Board of Special Risk Services, banking and insurance firm he co-founded in 1983, which specializes in domestic and cross-border asset backed securitization and structured finance transactions. He also serves as Chairman of Moneyline Lending Services, a California-based bank fulfillment company, as well as general partner of SRS Capital Partners, a private investment partnership that invests in privately held, emerging, and/or established commercial enterprises and private real estate ventures. The principals of SRS Capital Partners are also significant shareholders of Oxford Media. In 1982 he founded FISER, a registered Broker Dealer with the NASD, which was subsequently acquired by Wedbush Securities, Inc. in 1987. Prior to its acquisition, FISER was lead manager on more than $1.3 billion of new issue municipal debt in the capital markets. Mr. Parker received his BS degree in banking and finance from Brigham Young University in 1974.

At this time, the Company does not have any employment contract with Mr. Parker regarding his position on the Board or as an officer, and it is undetermined as to which, if any, committees Mr. Parker will sit on as a member. Mr. Parker has no family relationship with any other member of the board, and has not engaged in any related transactions except for the lending of funds to the Company.

Change in Certifying Accountant

On October 17, 2005, the Company dismissed Dale Matheson Carr-Hilton LaBonte as its certifying accountant. The Company has engaged Hansen, Barnett, & Maxwell as its certifying accountant effective October 18, 2005. The decision to change accountants has been approved by the Company's board of directors.

Liquidity and Capital Resources

Following the reported transition period, in July, we raised $300,000 through the sale of common stock in a private sale exempt from registration under the Securities Act of 1933. We also raised $500,000 by issuing of a note payable on August 31, 2005, and then $4,000,000, less closing cost, on September 23, 2005 by issuing 4,000 shares of unsecured 8% convertible preferred shares with the Palisades Master Fund LLP at $1,000.00 per share. The convertible preferred stock is convertible into 1,333,333 shares of our common stock at a fixed conversion price of $3.00 per common share. As part of the sale, we also issued warrants to Palisades Master Fund LLP to purchase 400,000 shares of our common stock at $3.50 per share. We repaid the August 31, 2005 note on September 30, 2005.

Results Of Operations For Period Ending June 30, 2005

Revenues for the six months ended were $2,029,239 for the six months ended June 30, 2005 as compared with $2,534,306 for the six months ended June 30, 2004. Gross profit was $639,472 for the six months ended June 30, 2005 as compared with $656,893 for the six months ended June 30, 2004. Operating expenses were $1,142, 078 for the six months ended June 30, 2005 as compared with $972,157 for the same period in the prior year. The increase was generally do to increased professional fees associated with public company requirements, The net loss for the six months ended June 30, 2005 was $560,886 as compared with $366,761. The loss per share was $0.11 for the six months ended June 30, 2005 as compared with ($0.07) for the six months ended June 30, 2004.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2005. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Tom Hemingway and Mr. David Noyes. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2005, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended June 30, 2005 that have materially affected or are reasonably likely to materially affect such controls.

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

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending material legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2. Changes in Securities

On June 29, 2005, we acquired all of the issued and outstanding shares of Oxford common stock by issuing 5,090,836 shares exemption from registration under section 4(2) of the Securities Act of 1933. We also assumed Oxford’s liability to issue 800,000 shares of common stock to certain of Oxford predecessor’s shareholders.

In addition, following the end of the reported transition period, we acquired all of the common stock of CBC through the issuance of 5,192,500 shares of our common stock.

In relation to these Oxford and CBC Mergers, 6,425,000 shares held by the two largest shareholders prior to these mergers were held in escrow and were cancelled.

Upon the completion of this reorganization and acquisition, we had 13,742,886 shares of common stock outstanding (prior to the issuance of the 800,000 shares).

In addition, following the transition period reported, we issued the following securities:

In July 2005, we issued 150,000 shares of common stock for $300,000 in a private sale exempt from registration under the Securities Act of 1933.

In August 2005, we issued 50,000 shares for services we received.

In September 2005, we issued (i) 400,000 shares for the acquisition of IT Network, Inc.; (ii) 10,000 shares for services we received; and, (iii) closed a private placement for 4,000 shares of unsecured 8% convertible preferred shares with the Palisades Master Fund LLP at $1,000.00 per share, which resulted in $4,000,000 in gross proceeds. The convertible preferred stock is convertible into 1,333,333 shares of our common stock at a fixed conversion price of $3.00 per common share. As part of the sale, we also issued warrants to Palisades Master Fund LLP to purchase 400,000 shares of our common stock at $3.50 per share. HPC Capital Management (“HPC”) acted as placement agent. The total amount of commission paid to HPC was $220,000.

None of these securities have been registered with the Securities and Exchange Commission because they are believed to be exempt from registration under the Securities Act of 1933 pursuant to Regulation D, Rule 506, promulgated thereunder by the Securities and Exchange Commission. Each purchaser represented his, her or its intention to acquire the securities for investment only and not with a view toward distribution. Each investor was given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. The stock certificates issued to Palisades contain an appropriate legend identifying it as restricted stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

Subsequent to the reported transition period, on July 29, 2005, we held our annual meeting of the shareholders. At the meeting, the following actions were taken:

1.	The election of directors;

2.	The approval of an amendment to our Articles of Incorporation to change our name from “Becoming Art Inc.” to “Oxford Media, Inc.”;

3.	The approval of our 2005 Stock Option Plan;

4.	The approval of an amendment to our Articles of Incorporation to authorize the issuance of 1,000,000 shares of preferred stock; and

5.	The approval of an amendment to our Articles of Incorporation to increase the number of shares of common stock that the company is authorized to issue from 75,000,000 to 100,000,000.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Oxford Media Corp.

Date:	October 24, 2005

	By:	/s/ Thomas C. Hemingway
Thomas C. Hemingway
	Title:	Chief Executive Officer