Form 10QSB
period 2005-09-30
OXFORD MEDIA, INC.
filed 2005-11-21
CIK 1285206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period                                      to

Commission File Number: 000-51125

OXFORD MEDIA, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	20-3270909
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One Technology Drive Building H, Irvine, California 92618
(Address of principal executive offices)

(949) 341-0050
(Issuer’s telephone number)
__________________________________________________________________
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ]  Yes    [X]  No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,252,886 common shares as of November 14, 2005.

Transitional Small Business Disclosure Format (check one): Yes [  ]  No [X]

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements	3

Item 2:	Management’s Discussion and Analysis or Plan of Operation	15

Item 3:	Controls and Procedures	21

PART II - OTHER INFORMATION

Item 1:	Legal Proceedings	22

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3:	Defaults Upon Senior Securities	22

Item 4:	Submission of Matters to a Vote of Security Holders	23

Item 5:	Other Information	23

Item 6:	Exhibits	23

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:

These unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2005 are not necessarily indicative of the results that can be expected for the full year.

OXFORD MEDIA, INC. AND SUBSIDIARIES
INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page

Unaudited Condensed Consolidated Balance Sheets - September 30, 2005 and December 31, 2004	4

Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2005 and 2004	5

Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficiency) for the Year Ended December 31, 2004, and the Nine Months Ended September 31, 2005	6

Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2004	7

Notes to Unaudited Condensed Consolidated Financial Statements	8

.

OXFORD MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2005	December 31, 2004
ASSETS
Current Assets
Cash	$2,722,867	$111,115
Trade accounts receivable, net of allowance for doubtful accounts of $0and $0	1,439,588	695,107
Inventory	88,645	-
Prepaid expenses	19,089	10,000
Receivable from employees and others	18,564	17,254
Total Current Assets	4,288,753	833,476
Property and Equipment, net of accumulated depreciation of $312,714 and $212,070	296,677	195,682
Software Technology	1,596,640	-
Deposits	69,102	49,070

Total Assets	$6,251,172	$1,078,228

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities
Accounts payable	$1,171,642	$299,871
Accrued liabilities	246,818	103,829
Accrued interest payable to related parties	283,433	195,113
Deferred revenue	315,914	290,053
Current portion of capital lease obligation	15,192	15,200
Wholesale financing line of credit	99,145	259,272
Notes Payable	328,516	-
Notes payable to related parties - current	-	-
Total Current Liabilities	2,460,660	1,163,338

Long-Term Liabilities
Convertible notes payable to related parties	1,470,000	1,470,000
Capital lease obligation, net of current portion	16,766	9,422
Total Long-Term Liabilities	1,486,766	1,479,422

Stockholders' Equity (Deficiency)
Preferred stock- $0.001 par value per share; 1,000,000 authorized;
Series A - 4,000 shares issued and outstanding, liquidation preference of $4,000,000	2,925,561	-
Common stock - no par value; 75,000,000 shares authorized; 14,252,886 and 5,125,000 shares issued and outstanding	14,253	5,125
Additional paid-in capital	4,160,494	269,876
Accumulated deficit	(4,796,562)	(1,839,533)
Total Stockholders' Equity (Deficiency)	2,303,746	(1,564,532)
Total Liabilities and Stockholders' Equity (Deficiency)	$6,251,172	$1,078,228

The accompanying notes are an integral part of these condensed consolidated financial statements.

OXFORD MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004

Revenue
Services provided	$750,673	$561,849	$1,761,029	$1,601,825
Products sold	1,298,614	692,773	2,317,497	2,187,103
Total Revenue	2,049,287	1,254,622	4,078,526	3,788,928

Costs of Revenue
Cost of services provided	364,271	291,551	868,446	877,275
Cost of products sold	1,080,955	521,668	1,966,547	1,813,357
Total Cost of Revenue	1,445,226	813,219	2,834,993	2,690,632
Gross Profit	604,061	441,403	1,243,533	1,098,296

Stock based compensation	929,420	-	939,420	-
Selling, general and administrative expense	1,539,303	556,332	2,672,312	1,528,489
Loss From Operations	(1,864,662)	(114,929)	(2,368,199)	(430,193)
Interest expense	(531,450)	(30,970)	(588,830)	(82,467)

Net Loss	(2,396,112)	(145,899)	(2,957,029)	(512,660)

Preferred Dividend	(887,701)	-	(887,701)	-

Loss Applicable to Comnmon Shares	$(3,283,813)	$(145,899)	$(3,844,730)	$(512,660)

Basic and Diluted Loss per Common Share	$(0.24)	$(0.03)	$(0.44)	$(0.10)

Weighted-Average Shares Outstanding	13,907,886	5,000,000	8,665,904	5,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

OXFORD MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY (DEFICIENCY)
(UNAUDITED)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficiency	(Deficiency)
Balance - December 31, 2003	-	$-	5,000,000	$5,000	$145,001	$(1,249,487)	$(1,099,486)

Stock issued for cash	-	-	125,000	125	124,875	-	125,000
Net Loss	-	-	-	-		(590,046)	(590,046)
Balance - December 31, 2004	-	-	5,125,000	5,125	269,876	(1,839,533)	(1,564,532)

Stock issued for cash	-	-	212,500	213	474,787	-	475,000
Stock issued for services	-	-	415,000	415	829,585	-	830,000
Warrants issued for services	-	-	-	-	109,420		109,420
Stock issued for the acquisitions of
Becoming Art Inc.	-	-	3,459,550	3,459	(3,459)	-	-
Oxford Media Corp.	-	-	4,990,836	4,991	1,052,368	-	1,057,359
IT Networks, Inc.	-	-	50,000	50	99,950	-	100,000
Warrants issued with a convertible promissory note	-	-	-	-	246,764	-	246,764
Beneficial conversion option of convertible promissory note	-	-	-	-	246,764	-	246,764
Issuance of Series A Preferred Stock	4,000	2,925,561	-	-	-	-	2,925,561
Beneficial conversion option of Series A preferred stock	-	-	-	-	834,439	-	834,439
Net Loss	-	-	-	-	-	(2,957,029)	(2,957,029)

Balance - September 30, 2005	4,000	$2,925,561	14,252,886	$14,253	$4,160,494	$(4,796,562)	$2,303,746

The accompanying notes are an integral part of these condensed consolidated financial statements.

OXFORD MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
For the Nine Months Ended September 30,	2005	2004
Cash Flows from Operating Activities
Net loss	$(2,957,029)	$(512,661)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	73,429	58,816
Common stock issued for services	939,420	-
Interest on issuance of warrants and convertible promissory note	493,528	-
Changes in assets and liabilities net of effects from purchases of Oxford Media and Becoming Arts and IT Networks:
Accounts receivable and other receivables	(636,306)	103,928
Inventory	(16,262)	-
Prepaid expenses	(11,912)	(38,291)
Other assets	234	(29,273)
Accounts payable	637,155	174,256
Accrued liabilities	(43,961)	(68,509)
Deferred revenue	25,861	6,498
Accrued interest payable to related party	88,320	79,273
Net Cash Used in Operating Activities	(1,407,523)	(225,963)
Cash Flows from Investing Activities
Cash received in acquisitions of Oxford Media Corp. and IT Networks, Inc,	13,183	-
Purchase of property and equipment	(56,851)	-
Net Cash Provided by (Used in) Investing Activities	(43,668)	-
Cash Flows from Financing Activities
Proceeds from issuance of notes payable to related parties	115,000	195,000
Proceeds from issuance of convertible promissory note and warrants	500,000	-
Principal payments on notes payable	(615,000)	-
Net proceeds from issuance of Series A preferred stock and warrants	3,760,000	-
Proceeds from the issuance of common stock	475,000	-
Net payments on wholesale financing line of credit	(160,127)	(34,858)
Principal payments on capital lease obligation	(11,930)	(11,509)
Net Cash Provided by Financing Activities	4,062,943	148,633
Net Decrease in Cash	2,611,752	(77,330)
Cash at Beginning of Period	111,115	156,269
Cash at End of Period	$2,722,867	$78,939
Supplemental disclosure of cash flow information - See note 10

The accompanying notes are an integral part of these condensed consolidated financial statements.

OXFORD MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Historical Background - Creative Business Concepts, Inc. was organized by J. Richard Shafer during 1988 and was incorporated by Mr. Shafer on March 24, 1989 as a California corporation. In 1999, Mr. Shafer sold Creative Business Concepts, Inc. to Richton Holding Corp, which became a subsidiary of Deere & Company. Mr. Schafer and certain of his associates continued as employees of the Company through December 28, 2001, when Mr. Shafer and his associates purchased Creative Business Concepts.

Interim Financial Statements - The accompanying interim financial statements as of September 30, 2005 and for the nine months ended September 30, 2005 and 2004, are condensed, and therefore do not contain all the disclosures normally required by accounting principles generally accepted in the United States of America.  These statements should be read in conjunction with the most recent annual financial statements of Creative Business Concepts, Inc. included in the Form 8-K/A filed for Oxford Media, Inc. with the Securities and Exchange Commission on October 21, 2005. The accompanying interim financial statements have been prepared by management of the Company without audit. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring entries, necessary for a fair presentation of financial results for the interim periods. The results of operations presented in the accompanying interim financial statements are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2005.

Basis of Presentation - As more fully described in Note 2 - Acquisitions, through a series of planned transactions during 2005 Creative Business Concepts (“Creative”) and Oxford Media Corp. have become a wholly-owned subsidiaries of Becoming Art Inc. (“BEAI”), which was, prior to the reorganization, a public shell company with no operations, assets or liabilities. For accounting purposes, Creative is considered to be the acquirer of BEAI and Oxford Media Corp. On July 29, 2005 BEAI changed its name to Oxford Media, Inc. The accompanying consolidated financial statements of Oxford Media, Inc. include the historical operations, equity and cash flows of Creative, and the operations and cash flows of Oxford Media Corp. since the date of its acquisition of BEAI, and the operations of BEAI since the date of its acquisition by Creative. Collectively, the consolidated group is referred to here in as the “Company.”

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

Business Condition - The Company has experienced losses from operations and negative cash flows from operating activities during the years ended December 31, 2003 and 2004 and during the nine months ended September 30, 2005. The Company had a working capital deficiency and a capital deficiency at December 31, 2004. During the quarter ended September 30, 2005, the Company received equity financing of approximately $4,000,000 and at September 30, 2005, the Company had cash of $2,722,867 and working capital of $1,826,239.

OXFORD MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

The Company’s plans include reducing costs and increasing revenues, in the network consulting business, the telecommunications brokerage business and the VOD business. In addition, management may plan to finance future operations through private or public issuances of its common stock, however, the success of these efforts cannot be assured.

Inventory - Inventory consists of IT networking, VOD and DVD encoding hardware and software components and is stated at the lower of cost (using the first-in, first-out method) or market value. The Company has not deemed an allowance for obsolescence or impairment is appropriate.

Property and Equipment - Property and equipment consists of computer equipment and office furniture and is carried at the lower of cost or net recoverable value. Depreciation was computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives ranged from 5 to 7 years. Depreciation expense for the nine months ended September 30, 2005 and 2004, was $73,249 and $58,816 respectively. Expenditures for maintenance and repairs are charged to expense as incurred. On retirement or disposition of property and equipment the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the statement of operations.

Share-Based Compensation - The Company accounts for share-based compensation to employees under the recognition method and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Under APB Opinion No. 25, compensation related to stock options is recorded if an option’s exercise price on the measurement date is below the fair value of the Company’s common stock, and amortized to expense over the vesting period.  Compensation expense for stock awards or purchases, if any, is recognized if the award or purchase price on the measurement date is below the fair value of the Company’s common stock, and is recognized on the date of award or purchase.  No expense related to stock options was recognized prior to January 2005. During January 2005 the Company granted stock options to purchase 320,000 common shares, with no intrinsic value, under the newly-adopted 2005 Stock Plan. The effect on net loss and net loss per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 to employee stock-based compensation is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss, as reported	$(2,335,068)	$(145,899)	$(2,895,168)	$(512,660)
Add back: Total share-based compensation	929,420	-	939,420	-
Deduct: Total share-based employee compensation determined under fair value based method for all awards	(929,420)	-	(1,550,420)	-
Pro forma net loss	$(2,335,068)	$(145,899)	$(3,506,168)	$(512,660)
Basic and diluted net loss per common share
As reported	$(0.14)	$(0.03)	$(0.23)	$(0.10)
Pro forma	$(0.17)	$(0.03)	$(0.40)	$(0.10)

Basic and Diluted Loss per Common Share - Basic and diluted loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding. At September 30, 2005 and December 31, 2004 there were 3,578,553 and 735,000 potentially issuable common shares that were excluded from the calculation of diluted loss per common share because their effect would have been anti-dilutive.

OXFORD MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

NOTE 2 - ACQUISITIONS

Oxford Media Corp and Becoming Art - On June 29, 2005 Becoming Art, Inc., (“BEAI”), a publicly traded company with no operations, acquired all of the issued and outstanding Oxford Media Corp., (“Oxford”) common stock by issuing 5,090,836 shares of BEAI common stock to Oxford’s shareholders. Effective July 6, 2005, BEAI acquired all of the common stock of Creative, through the issuance of 5,192,500 shares of BEAI common stock and the assumption of Oxford’s liability to issue 800,000 shares of common stock to certain of Oxford predecessor’s shareholders. Upon the completion of this reorganization and acquisition, Oxford Media, Inc. had 13,742,886 shares of common stock outstanding (prior to the issuance of the 800,000 shares). Through the exchanges, both Oxford and Creative have become wholly-owned subsidiaries of BEAI, which changed its name on July 29, 2005 to Oxford Media, Inc.

The shareholders and management of Creative received a majority of the voting rights, a majority of the seats on the board of directors and control of the senior management positions of the combined entity. Accordingly, Creative was determined to be the acquiring entity for financial reporting purposes. In accordance with financial accounting standards, Oxford Media Corp. and Becoming Art, Inc. did not constitute businesses; therefore, their acquisitions were recognized as non-monetary transactions valued at the fair value of the net assets acquired.

IT Network, Inc. - Oxford Media, Inc. through its wholly owned subsidiary, Creative, completed the acquisition of IT Network, Inc. (“IT Net”) effective on September 1, 2005 with Oxford issuing 400,000 shares of its common stock for the net assets of IT Net. The purchase price was valued at $800,000 with 50,000 common shares valued at $100,000 allocable to the IT Net assets acquired and liabilities assumed with a fair value of $100,000, and 350,000 common shares valued at $700,000 charged to operations as a signing bonus as incentive for the former IT Net shareholders to join the Company as employees.

Fair value of the assets acquired and liabilities assumed for the acquisitions were as follows:

	Oxford Media Corp.	IT Network Inc.
Assets
Cash	$281	$12,902
Inventory	76,733	-
Advances and deposits	13,681	109,485
Equipment	97,720	-
Software technology	1,596,640	-
Total Assets	1,785,055	122,387

Liabilities
Accounts payable and accrued expenses	399,179	22,387
Notes payable	328,516	-
Total Liabilities	727,695	22,387
Net Assets	$1,057,360	$100,000

OXFORD MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

Pro forma operating loss for the nine months ended September 30, 2005 and year ended December 31, 2004 were as follows:

	Nine Months Ended	Year Ended
	September 30, 2005	December 31, 2004
Revenues	$4,484,832	$5,643,242
Net Loss	(3,828,629)	$1,844,935
Net loss applicable to common shareholders	(4,555,275)	$1,844,935
Basic net loss per share	$(0.32)	$0.13

NOTE 3 - WHOLESALE FINANCING CREDIT LINE

The Company maintains a $300,000 line of credit wholesale financing agreement with a finance company for Creative’s purchases of computer hardware and software from one vendor for resale to customers. Under the terms of the financing agreement, a line of credit was established with the finance company, which is secured by substantially all the Company’s assets and is guaranteed by the Company’s stockholders. Advances under the line of credit are provided as the Company purchases inventory. Principal and interest under the line of credit are due on the earlier of the date of 60 days after the date of the advance and inventory purchase, or the date the Company sells the financed inventory. The interest rate varies for each advance was18% per annum at December 31, 2004. However, no interest is due if the amount advanced is paid within the 60 days. The aggregate amount due under the line of credit was $99,145 and $259,272 At September 30, 2005 and December 31, 2004 respectively.

In connection with the wholesale financing agreement, SRS Insurance Services, Inc., an affiliate of certain shareholders and the chairman of the board of directors, provided a $300,000 deposit with a bank under which the bank issued an irrevocable letter of credit to the finance company guaranteeing the wholesale financing agreement. The Company replaced the deposit and provided the letter of credit directly in November 2005.

NOTE 4 - NOTES PAYABLE

On August 31, 2005, the Company received a $500,000 loan from an otherwise unrelated lender, under the terms of an unsecured convertible promissory note, bearing interest at an annual rate of 7% and due the earlier of the date Oxford received financing in excess of $3,000,000 or 6 months from the date of the note. In connection with the loan, the Company issued to the lender 166,667 warrants to purchase common stock at $3.00 per share through August 31, 2010. The note was convertible into common stock at $3.00 per share. The fair value of the warrants was estimated by the Black-Scholes option pricing model with the following assumptions: estimated volatility of 175%; risk-free interest rate of 4%; and an estimated life of 5 years. The Company allocated proceeds received to the note and warrants according to their relative fair values as follows: $246,764 was allocated to the warrants, $246,764 to the beneficial conversion option on the note, and $6,472 to the convertible promissory note. The amount allocated to the note resulted in a an interest charge of $493,528 during the quarter ended September 30, 2005. The note was repaid on September 30, 2005.

OXFORD MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

NOTE 5 - LEASE COMITTMENTS

Capital Leases - The Company leases equipment and furniture under the terms of capital lease agreements. Furniture and equipment under capital leases are included in property and equipment in the accompanying financial statements and consisted of the following:

Operating Leases - The Company leases its main facility, consisting of 23,251 square feet of office space under the terms of a 5-year property lease expiring at the end of April 2006. Minimum monthly rent payments, including common area maintenance and insurance were $33,096 during the nine months ended September 30, 2004 and 2005. Rent is charged to operating expense on a straight-line basis during each annual period where contractual increases or decreases affect rental payments. Rental expense for the years ended December 31, 2004 and 2003 was $439,128 for each year.

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

NOTE 6 - CONVERTIBLE PREFERRED STOCK

On September 23, 2005, the Company designated and issued 4,000 shares of its Series A Convertible Preferred Stock (the “Preferred Stock”) for cash proceeds of $3,760,000, net of $240,000 offering costs, in a private placement transaction together with warrants to purchase 400,000 shares of common stock for $3.50 per share through September 22, 2010.

The Preferred Stock carries a par value of $0.001 per share, a stated value of $1,000 per share, and a liquidation value of $1,000 per share plus any accrued but unpaid dividends, fees, and liquidated damages as provided for under the preferred stock designation. Preferred stock dividends accrue at 8% of the stated value and are payable in cash quarterly, beginning on December 1, 2005, while the preferred stock is outstanding. Aggregate annual dividend requirements as of September 30, 2005 are $320,000.The Preferred Stock is convertible, at the option of the holder, into 1,333,333 shares of the Company’s common stock, or at a rate of $3.00 per share, subject to certain anti-dilution provisions. The Preferred Stock carries no voting rights, except with respect to changes to the terms of the Preferred Stock. Concurrent with the private placement, the Company entered into a Registration Rights Agreement under which the Company is required to register for resale with the U.S. Securities and Exchange Commission 150% of the shares into which the Preferred Stock is convertible to pay the costs of the registration, and to obtain the effectiveness thereof by February 5, 2006.

OXFORD MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

The fair value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: estimated volatility of 175%; risk-free interest rate of 4%; and estimated life of 5 years. The Company allocated the proceeds received of the Preferred Stock and warrants, according to their relative fair values as follows: $834,439 was allocated to the warrants, $2,037,859 to the Preferred Stock, and $887,701 to the beneficial conversion option on the Preferred Stock. The amounts allocated to the warrants, Preferred Stock and the beneficial conversion option resulted in a discount on the Preferred Stock that resulted in the recognition of a dividend on the Preferred Stock of $887,701 on September 23, 2005.

NOTE 7 - COMMON STOCK

On December 21, 2004 the Company affected a 5,000-for-1 forward stock split. The financial statements have been retroactively restated for all periods presented for the effects of the stock split.

Between January and July 2005, the Company issued 212,500 shares of common stock for cash proceeds of $475,000, or $2.23 per share, received from third party investors under the terms of new private placement offerings.

During March 2005, the Company issued 5,000 shares of common stock for services for which the Company recognized a charge to operations of $10,000. The stock issued was valued at $2.00 per share, based upon the price for which common stock had recently been sold to third-party investors. From July through September 2005, the Company issued 60,000 common shares for consulting services together with warrants to purchase 60,000 at $8.00 per share through July 31, 2010. The services were valued at $2.00 per share the Company estimated the value of the warrants to be $109,421 based upon the Black-Scholes option pricing model with the following assumptions: estimated volatility of 175%; risk-free interest rates of 4%; and an estimated life of the options of 5 years.

NOTE 8 - STOCK OPTIONS

On January 17, 2005 the Board of Directors and shareholders adopted the 2005 Stock Plan (the “Plan”). Under the terms of the Plan, the Company may grant options to service providers to purchase up to 750,000 shares of common stock. Incentive stock options, non-qualified options, restricted stock awards and rights to purchase restricted stock may be granted under the Plan. Options granted under the Plan are generally exercisable over ten years, vesting of the awards is determined by the Board of Directors, but should not to exceed five years from the date of grant. On January 31, 2005 the Company awarded options to purchase 320,000 common shares with an exercise price of $2.00 to employees under the terms of the Plan. The option awards originally vested over five years or upon the event of a merger; that merger occurred on July 6, 2005 and, accordingly, the options were fully vested at that date.

The options had no intrinsic value on the date of the award. Accordingly, no compensation expense was recognized from the awards.

OXFORD MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

NOTE 9 - SEGMENT INFORMATION

Management of the Company has identified the following reportable business segments: Prior to October 2003, the Company operated solely in the IT consulting, security and training segment. Beginning in October 2004, the Company began operations in its newly developed telecom segment. Both business segments are operated in Southern California. During the nine month ended September 30, 2005 and the year ended December 31, 2004, revenue for the telecom segment was $299,046, and $70,387, respectively.

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

For the Nine Months Ended September 30,	2005	2004
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$6,188	$-

Non-Cash Investing and Financing Activities
Property and equipment purchased with capital lease obligation	$19,274	$-

NOTE 11 - SUBSEQUENT EVENTS

Oxford Media, Inc. through its wholly owned subsidiary, Creative, issued a letter of intent to acquire WTI Communications, Inc. (“WTI”) whereby Oxford Media, Inc. will issue 1,000,000 common shares of its common stock for all the outstanding stock of WTI. The WTI transaction is conditioned upon approval by the California Public Utilities Commission.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”), as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,”“expect,”“intend,”“anticipate,”“estimate,”“project,”“prospects,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the SEC.

Our Business
We operate our business through our two subsidiaries, Oxford Media Corp. and Creative Business Concepts, Inc.

1. Oxford

Oxford provides proprietary hardware and software technology primarily to small to medium sized Multi-Dwelling Units and Hospitality properties for the cost-effective delivery of Video-on-Demand, on a Pay-Per-View basis.

During the first quarter 2006, Oxford intends to deploy a wireless network utilizing a new distribution technology known as WiMax . In brief, the WiMax technology will be placed on the roof tops of Oxford’s existing MDU and Hospitality customers and be used to distribute high definition quality content and broadband Internet access to businesses and consumers in the surrounding areas. In exchanged for subsidizing this deployment, Oxford will share the revenues derived from these services with it’s cooperating MDU and Hospitality customers.

Oxford has designed its system to support a wide variety of convenient services, including:

1.	Remote wireless high-speed Internet access
2.	Video on Demand or Pay Per View for the home or business
3.	Dedicated broadcast entertainment and event viewing
4.	Direct billing to user’s credit card accounts

Oxford’s wireless network allows customers within a 7-10 mile range of each antenna to access the Internet at speeds 10 to 20 times faster than existing broadband systems. This will allow access to other services such as Video on Demand movies. Movies being delivered on this system are of the highest current quality, ranging from broadcast to high definition. To the consumer it looks as if the content is being delivered over their television set, but in reality the content is distributed through Oxford media servers from the same satellite network utilized to distribute the content to our MDU and Hospitality customers.

2. Creative Business Concepts, Inc.

CBC is a wireless systems provider specializing in WiFi/WiMax, Security, IT Integration, and Telecom. As part of these services, CBC designs and installs specialty communication systems for data, voice, video, and telecom. It determines its clients’ requirements by doing a needs analysis and site audit, then implements the specialty communication system with the deployment of a fixed Wireless Local Area Network, or WLAN. CBC also maintains, manages, and secures the wireless or installed IT systems of its customers.

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

Our Current Plan of Operations

In general, we plan to expand our business through both the growth of existing operations, and by acquiring related businesses and then using the benefits that come with these acquisitions to save costs and to increase our customer base and services as a combined entity.

As we continue to grow our core MDU and Hospitality business a substantial part of our expected increase in revenues will be from the deployment of our WiMax technology and wireless network, allowing us to deliver content and broadband Internet access to areas surrounding our Hospitality and MDU consumer base. Our Video-On-Demand/Pay-Per-View system is expected to be rolled out to approximately 20 properties by the end of 2005, and to over 300 properties by the end of 2006.

The other part of our increase in revenues is expected to come from acquisitions of related businesses. Two of our potential acquisitions over the coming year are complimentary to Oxford and one is complementary to CBC, adding to our services as well as our client base. Our results of operations will be directly affected by our ability to consummate these acquisitions as well as our ability to integrate the businesses with our existing operations. We are unable at this time to provide investors with assurances that any such acquisitions will be consummated or that, if consummated, we will be able to successfully integrate these businesses into our existing operations.

The two related lines of business upon which we will focus are represented by our two subsidiaries, Oxford and CBC. For simplicity, we will discuss the specifics of each of these separately.

Oxford

Among large, high-end properties, our business is currently dominated in the hospitality industry by a three large providers, Lodgenet, On Command and In Demand. Their systems, however, use older Mpeg 2 technology, allowing only the delivery of lower quality transmissions because of lower bandwidth capabilities. Consequently, their services can only be delivered cost effectively to large, high-end facilities, and, even then, only at rates in excess of $450 per hotel room for 300 plus rooms, as quoted in their public filings. This price goes up as they are placed in smaller hotels.

Our systems are based on new Mpeg 4 technology, allowing for high definition transmissions and much lower price points. Thus, the advantage of our systems over other larger competitors is that we can offer higher quality transmissions at a lower cost to our customers. This allows us to sell to lower end properties which to date have been underserved and largely unable to offer Video on Demand type services to their patrons. In total, we will be able to offer such facilities with the ability to generate revenue from VOD services, get a higher hospitality rating, gain potential royalties from advertisements and even lower their costs on other related guest services for the 75 to 300 room hotel market.

As part of our deployment, we receive roof rights for our WiMax antenna to broadcast to the surrounding area and thereby offer our Hospitality and MDU customer’s additional revenue. Moreover, because lodging facilities are the second point of distribution of movies and similar content, VOD delivered to consumers in the surrounding area through our hospitality customers will include content not even in the video stores. Existing competitors are not yet capable of offering this service.

We plan to begin deployment of Oxford’s early wireless network installations in smaller rural markets, under-served by broadband and cable access. We will be utilizing the roof tops of existing hospitality customers systems as the foundation for this deployment. In this process, we will install WiMax antennas broadcasting video and other services to businesses and homes within the range of the each wireless network we set up.

This rollout of our wireless network for television opens up a connection between television and the internet. This combination of these two powerful mediums is expected to lead to new applications with interesting possibilities of great commercial potential. In effect, we will be placing a video store, music store and game store on-line. Our hope is that we will be in a position to take commercial advantage of these new opportunities as they arise from this new market.

We have already acquired through Oxford a company called eMod Systems, Inc. eMod is a digital solutions company concentrating on the secure high quality distribution of digital video content to the hotel industry. This company has provided us with critical technology that gives us the ability to deliver a better quality product at a lower price point. This is expected to increase our client base as well as assist in our growth plan over the next twelve months.

We have also entered into a letter of intent, through Oxford, to acquire SkyPath Satellite Systems, Inc., a provider of free to guest television to the hotel industry. The acquisition is expected to be finalized in the 4th quarter of 2005 and should provide us with an additional 300 or more hotel properties in which we can deploy our new systems.

Consistent with our business plan we are currently in the process seeking to acquire and integrate other digital video on demand companies into Oxford’s operations.

Creative Business Concepts, Inc.

Much like Oxford, CBC has been seeking to expand its client base and thus its operations through the acquisitions of related businesses. On September 22, 2005, we acquired, through CBC, IT Networks, Inc., a boutique engineering and technology firm located in Orange County, California specializing in security architecture, Voice over Internet Protocol technology, infrastructure design, project management and convergence of technologies. This acquisition is expected to enhance our operations by adding experience, capacity and technology management to CBC’s current engineering division. IT NET has been in the engineering and technology market place and developed critical relationships with corporate clientele for over the past 15 years.

We are also in the process of acquiring WTI Communications, Inc., a California corporation. WTI is an Enhanced Service Provider, selling bundled technology solutions to commercial customers in the domestic U.S. market. Effectively, WTI provides integrated telecommunication solutions, with associated technology. WTI is expected add to our operations through its experience and interest in the expanding Voice over Internet Protocol technology, IP VPN markets, and network security applications. WTI is also a Competitive Local Exchange Carrier.  This acquisition is awaiting regulatory approval.

It is our hope that these combined entities will be able to offer end users a dynamic solution for voice, data, network security, disaster recovery and VoIP deployment.  Currently, corporations must engage numerous companies for VoIP deployment which includes routers, IP phone systems, installation, network security and consulting services. CBC in combination with WTI will soon be able to offer complete communication technology solutions from one source.

Overview of Recent Business Acquisitions

In June of this year, management abandoned its business plan relating to the distribution of high quality fine art reproductions in North America and consummated a merger agreement with Oxford in which, among other things:

(a) each issued and outstanding share of common stock of Oxford was converted into shares of our common stock; and

(b) Oxford became our direct, wholly-owned subsidiary.

On July 26, 2005, following the reported transition period, we consummated a second merger agreement with CBC, in which, among other things:

(a) each issued and outstanding share of common stock of CBC was converted into shares of our common stock and each issued and outstanding option to purchase CBC common stock was created and was converted into an option to purchase our common stock.

(b) CBC became our direct, wholly-owned subsidiary.

CBC was considered to be the accounting acquirer in these transactions, and thus we adopted its fiscal year end of December 31, 2005, as well as its accounting policies as our own.

On September 22, 2005, CBC closed an Agreement and Plan of Reorganization with IT Networks, Inc., a California corporation in which, among other things:

(a) CBC acquired each outstanding share of common stock of IT NET;

(b) We issued an aggregate of 400,000 shares of stock to the former shareholders of IT NET;

(c) CBC hired the key employees of IT NET; and

(d) IT NET became a direct, wholly-owned subsidiary of CBC. Upon the full integration of the IT NET operations, the corporate entity of IT Net will be dissolved.

On October 17, 2005, CBC entered into an agreement to acquire WTI Communications, Inc. The closing of the WTI, however, is conditioned on regulatory approval, expected later in this year.

WTI is an Enhanced Service Provider in the emerging technology and telecommunications marketplace, providing and selling bundled technology solutions to commercial customers in the U.S.

On October 20, 2005 we entered into a binding letter of intent to acquire PDHK Services, Inc. The closing is subject to further negotiation.

PDHK is a privately held company specializing in content delivery software over wireless and IP networks.

We are also currently, negotiating and evaluating other related business acquisitions that management believes will enhance our overall business plan to become a diversified digital media content and communication technology company.

Off Balance Sheet Arrangements

As of September 30, 2005, there were no off balance sheet arrangements.

Liquidity and Capital Resources

In July, following the change in our business plans and the acquisition of Oxford, we raised $300,000 through the sale of common stock in a private sale exempt from registration under the Rule 506 of the Securities Act of 1933. We also raised $500,000 by issuing a 7% convertible note on August 31, 2005 exempt from registration under the Rule 506 of the Securities Act of 1933, and then raised $4,000,000, less closing costs, on September 23, 2005 by issuing 4,000 shares of unsecured 8% convertible preferred shares with the Palisades Master Fund LP at $1,000.00 per share. The convertible preferred stock is convertible into 1,333,333 shares of our common stock at a fixed conversion price of $3.00 per common share. As part of the sale, we also issued a warrant to Palisades Master Fund LP to purchase 400,000 shares of our common stock at $3.50 per share. We repaid the August 31, 2005 note on September 30, 2005.

Results of Operations for Period Ending September 30, 2005

Revenues for the nine months ended were $4,078,526 for the nine months ended September 30, 2005 as compared with $3,788,928 for the nine months ended September 30, 2004. This is generally income of CBC which is not recurring and thus the reduction in revenue is simply the result of a decreasing demand for its services. Gross profit was $1,243,533for the nine months ended September 30, 2005 as compared with $1,098,296 for the nine months ended September 30, 2005. Operating expenses were $2,672,281 for the nine months ended September 30, 2005 as compared with $1,528,489 for the same period in the prior year. The increase was generally due expense of Oxford Media Corp. for the quarter ended September 30, 2005 and professional fees associated in the mergers and public filings. Stock based compensation was $939,429, including $700,000 for the IT Networks, Inc. acquisition. The net loss for the nine months ended September 30, 2005 was $3,283,813 as compared with a net loss of $512,660 for the nine months ended September 30, 2004. The loss per share was $0.22 for the nine months ended September 30, 2005 as compared with a $0.10 loss per common share for the nine months ended September 30, 2004. Interest expense foe the three months and nine months ended September 30, 2005 include $493,528 for value given to beneficial conversion for warrants issued in connection with a note payable.

Oxford Media, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004

Revenue
Services provided	$750,673	$561,849	$1,761,029	$1,601,825
Products sold	1,298,614	692,773	2,317,497	2,187,103
Total Revenue	2,049,287	1,254,622	4,078,526	3,788,928

Costs of Revenue
Cost of services provided	364,271	291,551	868,446	877,275
Cost of products sold	1,080,955	521,668	1,966,547	1,813,357
Total Cost of Revenue	1,445,226	813,219	2,834,993	2,690,632
Gross Profit	604,061	441,403	1,243,533	1,098,296

Stock based compensation	929,420		939,420
Selling, general and administrative expense	1,539,303	556,332	2,672,312	1,528,489
Loss From Operations	(1,864,662)	(114,929)	(2,368,199)	(430,193)
Interest expense	(531,450)	(30,970)	(588,830)	(82,467)

Net Loss	(2,396,112)	(145,899)	(2,957,029)	(512,660)

Preferred Dividend	(887,701)		(887,701)

Loss Applicable to Comnmon Shares	$(3,283,813)	$(145,899)	$(3,844,730)	$(512,660)

Basic and Diluted Loss per Common Share	$(0.24)	$(0.03)	$(0.44)	$(0.10)

Item 3. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2005. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Thomas C. Hemingway and Chief Financial Officer, Mr. David P. Noyes. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2005, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended September 30, 2005 that have materially affected or are reasonably likely to materially affect such controls.

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

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party to any material pending legal proceeding. We are not aware of any material pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Effective July 6, 2005, we acquired all of the issued and outstanding shares of CBC common stock by issuing 5,192,500 shares exemption from registration under section 4(2) of the Securities Act of 1933.

On July 15, 2005 we issued 150,000 shares of common stock for $350,000 in a private sale exempt from registration under Rule 506 of the Securities Act of 1933.

On August 1, 2005, we issued 50,000 shares for services we received from an outside consultant exempt from registration under section 4(2) of the Securities Act of 1933.

On September 22, 2005, we acquired all of the issued and outstanding shares of IT Network, Inc common stock by issuing 400,000 shares exempt from registration under section 4(2) of the Securities Act of 1933.

On September 8, 2005, we issued 10,000 shares for services we received from an outside consultant exempt from registration under section 4(2) of the Securities Act of 1933.

On September 23, 2005 we issued 4,000 shares of unsecured 8% convertible preferred shares to the Palisades Master Fund LP at $1,000.00 per share, which resulted in $4,000,000 in gross proceeds to us. The convertible preferred stock is convertible into 1,333,333 shares of our common stock. As part of the sale, we also issued warrants to Palisades Master Fund LP to purchase 400,000 shares of our common stock at $3.50 per share. HPC Capital Management acted as placement agent. The total amount of commission paid to HPC was $220,000.

None of the securities described above have been registered with the Securities and Exchange Commission because they are believed to be exempt from registration under the Securities Act of 1933 pursuant to Regulation D, Rule 506, promulgated thereunder by the Securities and Exchange Commission or generally section 4(2) of the Act. Each purchaser represented his, her or its intention to acquire the securities for investment only and not with a view toward distribution. Each investor was given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. The stock certificates issued to Palisades and the other selling shareholders contain an appropriate legend identifying it as restricted stock.

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended September 30, 2005.

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Oxford Media, Inc.

Date: November 14, 2005

	By:	/s/ Thomas C. Hemingway
Thomas C. Hemingway
	Title:	Chief Executive Officer