Form 10KSB
period 2005-12-31
OXFORD MEDIA, INC.
filed 2006-04-17
CIK 1285206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[ X ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _____________ to ____________

Commission file number 000-51125

OXFORD MEDIA, INC
(Name of small business issuer in its charter)

Nevada	20-3270909
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Technology Drive, Building H, Irvine, California	92618
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:   (949) 341-0050

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	Not Applicable

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001
(Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [ X ]     No [   ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [   ]    No [ X ]

State issuer’s revenue for its most recent fiscal year.   $5,117,071

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days. $21,292,372 as of March 31, 2006

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 17,370,386 Common Shares as of March 31, 2006

Transitional Small Business Disclosure Format (Check One): Yes  [   ]    No [ X ]

 PART I

Item 1.	Description of Business

Our Business

We operate our business through our two subsidiaries, Oxford Media Corp. and Creative Business Concepts, Inc. For simplicity and clarity, the discussion of our business which follows is divided into these two operating entities.

1. Oxford

Oxford provides proprietary hardware and software technology primarily to small to medium sized Multi-Dwelling Units and Hospitality properties for the cost-effective delivery of Video-on-Demand, on a Pay-Per-View basis.

a.	Video On Demand

Our digital video-on-demand system, known as eMOD, is a scalable turnkey digital Video-on-Demand System with the latest Hollywood Movies and guest information. The low-cost system is very affordable when compared to other digital systems currently employed by larger properties and consequently can be profitable for hotels with as few as 50 rooms. Moreover, the system is scalable to meet the demands of small properties in the economy and limited service marketplace, as well as larger properties with full service features.

Our eMOD digital video-on-demand system has features found in more expensive systems like DVD capabilities (pause, fast forward, rewind), the simultaneous viewing of a movie by many guests, ease of use and a large selection of movie choices. What differentiates eMOD from other video-on-demand systems is the many ways it captures revenue -- through the interface for direct billing, through the guest's credit card and most important for small hotels is the ability to include payment for the guest who is paying cash for the room.

The eMOD digital video-on-demand system is a turnkey solution that runs on the existing RF cable plant already installed in the property and integrates easily with both satellite and cable Free-To-Guest (FTG) systems. It can work with both smart and non-smart plug televisions. This low-cost, compact, and energy-efficient video-on-demand system requires little maintenance and utilizes remote diagnostics and maintenance for maximum uptime.

b.	Competition

Among large, high-end properties, our business is currently dominated in the hospitality industry by a two large providers, Lodgenet and On Command. Their systems, however, use older Mpeg 2 technology, allowing only the delivery of lower quality transmissions because of lower bandwidth capabilities. Consequently, their services can only be delivered cost effectively to large, high-end facilities, and, even then, only at rates in excess of $450 per hotel room for 300 plus rooms, as quoted in their public filings. This price per room goes up as they are placed in smaller hotels.

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

c.	Services to Surrounding Areas - WiMax

As part of our deployment, we receive rooftop rights from our customers for our planned WiMax (Worldwide Interoperability for Microwave Access). In brief, WiMax technology, when available, is expected to allow us to distribute high definition quality content and broadband Internet access to businesses and consumers in the areas surrounding our antenna. In exchanged for subsidizing this deployment, we will share the revenues derived from these services with our cooperating MDU and Hospitality customers.

As an added advantage to our system, because lodging facilities are the second point of distribution of movies and similar content, VOD delivered to consumers in the surrounding area through our hospitality customers will include content not even in the video stores.

We are designing our system to support a wide variety of convenient services, including:

1.	Remote wireless high-speed Internet access
2.	Video on Demand or Pay Per View for the home or business
3.	Dedicated broadcast entertainment and event viewing
4.	Direct billing to user’s credit card accounts

When complete, it is expected that this wireless network will allow customers within a 7-10 mile range of each antenna to access the Internet at speeds 10 to 20 times faster than existing broadband systems. Movies being delivered on this system can thus be of the highest current quality, ranging from broadcast to high definition. To the consumer it will look as if the content is being delivered over their television set, but in reality the content will be distributed through our media servers from the same satellite network utilized to distribute the content to our MDU and Hospitality customers.

WiMax standards and systems are currently under development and thus not currently available, at least in the United States. Thus, while we are currently acquiring roof top rights for our planned WiMax antennas and attempting to test pre-WiMax equipment, we will not be able to offer this service and generate resulting revenues until WiMax is available. This is expected to occur sometime before the end of 2006, but no fixed time for such a launch can be confirmed at this time.

We are currently starting the deployment of our early wireless network installations in smaller rural markets, under-served by broadband and cable access. We will be utilizing the roof tops of existing hospitality customers systems as the foundation for this deployment.

In this process, we will install our pre-WiMax antennas, broadcasting video and other services to businesses and homes within the limited range of the each wireless network we set up. Pre-WiMax equipment is expected to be able to deliver VOD locally, but with substantially less range than WiMax when released. We believe that this equipment will be easily convertible into a WiMax enabled system when WiMax is available with the substitution of a card in the system. We have just begun our beta testing of our pre-WiMax equipment.

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

d.	Sales and Marketing

At the end of 2005, we began our sales and marketing campaign of our proprietary digital Video-On-Demand system. Our focus, as mentioned previously, was on small and mid-size hotels and motels -- a segment of the hotel industry previously underserved and unable to offer such services to their guests. This targeted market of hospitality properties (with between 50 to 300 rooms) comprises over 2.4 million hotel rooms in the U.S. and represents approximately 56% of the total hotel market.

Initial sales efforts were slower than anticipated, and so we switched our staffing and marketing approach in February of 2006 by entering into distributorship arrangements with existing providers of Free-to-Guest Services to our targeted hospitality properties. This provides us with a sales force of distributors who already have relationships with our targeted clients, and gives the distributors the advantage of being able to sell more than their limited Free-to-Guest Services.

With this approach in place, we were able to substantially improve our poor sales efforts relatively quickly. By March 31, 2006, we had signed up 18 distributors with 7 more currently in process. This resulted in 9 new customers and 21 more currently in the final stages of negotiation, a substantial increase from our prior six months. We plan to acquire distributor relationships in a number of ways, including exhibiting at conventions, referrals and word of mouth, direct sales and internet marketing.

Our distributors are trained to sell our products and field service calls to ensure consistency and quality.

On March 6, 2006, we completed our first Authorized Dealer Network Training for a national presence to 13 dealers who are currently vendors to over 2,300 hotels, covering eight states. The distributor training held at our company headquarters in Irvine, California introduced our comprehensive distributor program, including sales and technical training. We are hopeful that our distributors will organize their sales teams and integrate the marketing efforts to immediately offer our content to their captive hospitality and lodging customers. These training sessions should help distributors learn of new features and sell more effectively to customers. A similar training effort is currently planned for May of 2006.

2. Creative Business Concepts, Inc.

CBC is a wireless systems provider specializing in WiFi/WiMax, Security, IT Integration, and Telecom. As part of these services, CBC designs and installs specialty communication systems for data, voice, video, and telecom. It determines its clients’ requirements by doing a needs analysis and site audit, and then implements the specialty communication system with the deployment of a fixed Wireless Local Area Network, or WLAN. CBC also maintains, manages, and secures the wireless or installed IT systems of its customers.

CBC currently focuses on the following four major areas that progressive companies are addressing to maximize their Information Technology strength and enhance their performance:

1.	IT Security -- Protecting information from unauthorized access.

2.	IT Integration -- Making certain that IT systems are performing to specifications and working as ordered.

3.	Telecom - Providing carrier neutral tele-management consulting and reselling.

4.	WI-FI and WIMAX -- Point to multipoint wireless networks up to 30 miles.

Our Corporate History

We were incorporated in the State of Nevada on October 13, 2003. On June 29, 2005, we acquired all of the issued and outstanding common stock of Oxford Media Corp. by issuing 4,990,836 shares of our common stock and the assumption of Oxford’s liability to issue 800,000 shares of common stock to certain shareholders of Mergence created as a result of an agreement with Oxford. These shares were treated by us as having been issued on December 31, 2005, notwithstanding that certain of the shares have not been delivered through the transfer agent at this time.

Then, on July 6, 2005, we acquired all of the common stock of Creative Business Concepts, Inc., through the issuance of 5,192,500 shares of our common stock.

Upon the completion of these acquisitions, we had 13,742,886 shares of common stock outstanding, and Oxford and CBC become our wholly-owned subsidiaries.

The shareholders and management of CBC received a majority of the voting rights, a majority of the seats on the board of directors and control of the senior management positions of the combined entity. Accordingly, CBC was determined to be the acquiring entity for financial reporting purposes.

Our principal offices are located at One Technology Drive, Building H, Irvine, California 92618. Our phone number is (949) 341-0050 and our facsimile number is (949) 341-0050.

Employees

We had 35 employees as of March 31, 2006.

Research and Development Expenditures

We incurred $100,682 on research and development expenditures in 2005.

Subsidiaries

We have two wholly owned subsidiaries, Oxford Media Corp., a Delaware corporation and Creative Business Concepts, Inc., a California corporation. eMod Systems, Inc. is a wholly owned subsidiary of Oxford and IT Networks, Inc. is a wholly owned subsidiary of CBC. eMod and IT Networks are expected to be dissolved shortly now that their operations have been integrated into Oxford and CBC, respectively. PDHK was acquired on December 31, 2005 and is in process of being dissolved.

All of the information listed throughout the date of this report includes these subsidiaries. The subsidiaries’ financial information is included in the consolidated financial statements attached to this document. We did not come into existence until October 2003, while the subsidiaries were in existence since 1999 in the case of Oxford and 1989 in the case of CBC. Oxford and CBC have maintained separate operations and financial reporting, both prior and subsequent to their acquisition.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks. Effective December 31, 2005, we consummated our transaction to acquire PDHK Services, Inc., a privately held company specializing in content delivery software over wireless and IP networks. This acquisition gave us the technology license formally held by PDHK used in the delivery of our content delivery over our future Private Broadband Networks.

Item 2.	Description of Property

We lease 23,252 square feet of office space at One Technology Drive, Building H, Irvine, California 92618. We recently signed a lease agreement that expires in five years. We own no real property.

Item 3.	Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by the NASD. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTCBB under the symbol “OXMI.”

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending December 31, 2005
Quarter Ended	High $	Low $
March 31, 2005	$0.0	$0.0
June 30, 2005	$0.0	$0.0
September 30, 2005	$5.22	$2.70
December 31, 2005	$3.00	$1.35

Fiscal Year Ended December 31, 2004
Quarter Ended	High $	Low $
March 31, 2004	$0.0	$0.0
June 30, 2004	$0.0	$0.0
September 30, 2004	$0.0	$0.0
December 31, 2004	$0.0	$0.0

On March 31, 2006, the closing sale price of our common stock was $2.00 per share.

Penny Stocks

The Securities Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;(b) contains a description of the broker's or dealer's duties to the customer and of he rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;(d) contains a toll-free telephone number for inquiries on disciplinary actions;(e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and;(f) contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with; (a) bid and offer quotations for the penny stock;(b) the compensation of the broker-dealer and its salesperson in the transaction;(c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market. Therefore, because our common stock is subject to the penny stock rules, stockholders may have difficulty selling their securities.

Holders of Our Common Stock

As of March 31, 2006, we have one hundred and eighteen (118) holders of record of our common stock.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where after giving effect to the distribution of the dividend:

1. we would not be able to pay our debts as they become due in the usual course of business, or;

2. our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future, except as may be required as part of our obligation to our preferred stockholder.

Recent Sales of Unregistered Securities

The following is a list of equity securities that we issued in the past fiscal year ended December 31, 2005 that were not registered under the Securities Act.

1.
On January 31, 2005, we awarded options to purchase 320,000 common shares to employees under our stock option plan, with an exercise price of $2.00. The option awards originally vested over five years or upon the event of a merger; that merger occurred on July 6, 2005 and, accordingly, the options were fully vested at that date.

2.	Between January and March 2005, we issued 62,500 shares of common stock for cash proceeds of $125,000, or $2.00 per share, received from investors under the terms of a private placement offering.

3.	During March 2005, we issued 5,000 shares of common stock for services for which we recognized a charge to operations of $10,000.

4.
In June 2005, in connection with a merger transaction, we acquired all of the issued and outstanding shares of common stock of Oxford Media Corp. (“Oxford”) by issuing 4,990,836 shares of our common stock. We also assumed Oxford’s liability to issue 800,000 shares of common stock to certain shareholders of the predecessor from which Oxford was spun-off. In addition, in July, 2005, in connection with a merger transaction, we acquired all of the common stock of Creative Business Concepts, Inc. (“CBC”) through the issuance of 5,192,500 shares of our common stock. In relation to these Oxford and CBC mergers, we issued 575,000 shares of our common stock to certain officers and directors as compensation, and 6,425,000 shares held by the two largest shareholders prior to these mergers were held in escrow and were cancelled.

5.	Also in June 2005, an individual contributed $50,000 to our company. In return, the individual received shares of common stock from one of our shareholders, and thus deemed a capital contribution.

6.
In August 2005, we issued 50,000 shares of common stock for consulting services together with warrants to purchase 60,000 shares of common stock at $8.00 per share through July 31, 2010. The services were valued at $2.00 per share based on the fair value of the stock as of the date of the agreement. We estimated the value of the warrants to be $109,421 based upon the Black-Scholes option pricing model with the following assumptions: estimated volatility of 175%; risk-free interest rates of 4%; and an estimated life of the warrant of 5 years. The warrants were exercisable upon issuance.

7.
Also in August 2005, we borrowed $500,000 under the terms of a Convertible Promissory Note. In conjunction with the issuance of this Note, we also issued to the lender warrants to purchase 166,666 shares of our common stock at $3.00 per share through August 31, 2010. The warrants were exercisable upon issuance.

8.	In September 2005, we issued (i) 400,000 shares for the acquisition of IT Network, Inc.; and (ii) 10,000 shares for services we received.

9.	Also in September 2005, we issued 150,000 shares of common stock for cash proceeds of $300,000. Some of the individuals were related individuals.

10.
In October 2005, we granted 190,000 shares of common stock valued at $380,000 to an officer due prior to the execution of an employment contract. The stock was valued at $2.00 per share, the fair value of the stock at the date when there was an understanding that the stock was going to be given to the officer.

11.	Also in October 2005, we repurchased 12,500 shares of common stock from a shareholder for $25,000.

12.	In December 2005, we issued 800,000 shares to former shareholders of Mergence Corporation to satisfy a purchase condition of our subsidiary, Oxford Media, Corp. assumed in August 2004.

13.	Also in December 2005, we issued 350,000 shares as part of the merger of PDHK Services, Inc. into Oxford Media Corp.

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

Securities Authorized for Issuance Under Equity Compensation Plans

On January 17, 2005 the Board of Directors and shareholders of CBC adopted its 2005 Stock Plan (the “Plan”). This plan was later adopted by us as part of the plan of merger in which we were acquired by CBC in the reverse transaction.

Under the terms of the Plan, we may grant options to service providers to purchase up to 750,000 shares of our common stock. Incentive stock options, non-qualified options, restricted stock awards and rights to purchase restricted stock may be granted under the Plan. Vesting of options under the plan is determined by the Board of Directors, but may not exceed five years from the date of grant.

On January 31, 2005, we awarded options to purchase 320,000 common shares with an exercise price of $2.00 to employees under the terms of the Plan.

The option awards originally vested over five years or upon the event of a merger; that merger occurred on July 6, 2005 and, accordingly, the options were fully vested at that date.

The options had no intrinsic value on the date of the award. Accordingly, no compensation expense was recognized from the awards.

Item 6.	Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”), as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, significant restructuring activities in calendar 2004 and thereafter, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the SEC.

Our Business Plan in General

In general, over the next twelve months, we plan to expand our business through both the growth of existing operations, and by acquiring related businesses and then using the benefits that come with these acquisitions to save costs and to increase our customer base and services as a combined entity.

The two related lines of business upon which we will focus are represented by our two subsidiaries, Oxford and CBC. For simplicity, we will discuss the specifics of each of these separately.

Oxford

As we continue to grow our core MDU and Hospitality business in Oxford, a substantial part of our expected increase in revenues will be from the deployment of WiMax technology on our wireless network, allowing us to deliver content and broadband Internet access to areas surrounding our Hospitality and MDU consumer base. At this time, WiMax remains unavailable in the United States, and thus we are focused for the time being on signing MDU and Hospitality customers for our existing Video on Demand services. These arrangements will also provide us with the roof top rights we will need for the future implementation of our WiMax related services when WiMax is available.

Initial sales efforts for these customers were slower than anticipated, and so we switched our staffing and marketing approach in February of 2006 by entering into distributorship arrangements with existing providers of Free-to-Guest Services to these targeted hospitality properties. This approach to marketing is expected to provide us with a sales force of distributors who already have relationships with our targeted customers.

With this approach in place, we were able to substantially improve our initial poor sales efforts relatively quickly. By March 31, 2006, we had signed up 18 distributors with 7 more currently in process. This resulted in 9 new customers and 21 more currently in the final stages of negotiation, a substantial increase from our prior six months. Management now estimates our growth to include over 200 MDU and Hospitality properties by the end of 2006.

The other part of our planned increase in revenues is expected to come from acquisitions of related businesses. Below is a summary of our activities with regard to acquisitions through the reported period and following.

a. Overview of Recent Business Acquisitions

1. Oxford. In June of this year, management abandoned its business plan relating to the distribution of high quality fine art reproductions in North America and consummated a merger agreement with Oxford in which, among other things:

(a) each issued and outstanding share of common stock of Oxford was converted into shares of our common stock; and

(b) Oxford became our direct, wholly-owned subsidiary.

Through Oxford, we also acquired a company called eMod Systems, Inc. eMod was a digital solutions company concentrating on the secure high quality distribution of digital video content to the hotel industry. This company has provided us with critical technology that gives us the ability to deliver a better quality product at a lower price point.

2. CBC. Effective July 6, 2005, following the reported transition period, we consummated a second merger agreement with CBC, in which, among other things:

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

3. IT Networks, Inc. On September 1, 2005, CBC closed an Agreement and Plan of Reorganization with IT Networks, Inc., a California corporation in which, among other things:

(a) CBC acquired each outstanding share of common stock of IT NET;

(b) We issued an aggregate of 400,000 shares of stock to the former shareholders of IT NET;

(c) CBC hired the key employees of IT NET; and

(d) IT NET became a direct, wholly-owned subsidiary of CBC. Upon the full integration of the IT NET operations, the corporate entity of IT Net will be dissolved.

4. PDHK Services, Inc. Effective December 31, 2005, we acquire PDHK Services, Inc. (“PDHK”), a privately held company specializing in content delivery software over wireless and IP networks. PDHK intellectual property and software enables true entertainment choices for consumers by empowering service providers with the technology required to deliver innovative, high-value, interactive services. PDHK technology constitutes the first and most comprehensive solution specifically designed to enable the delivery of high quality video services over wireless communication links and IP networks, with unprecedented security controls. PDHK 's software and technology will enable us to add additional services to our WiMax deployment such as Video on Demand and other interactive services to drive additional revenue.

b. Proposed Acquisition

On February 27, 2006, subsequent to the reported period, we entered into a letter of intent to acquire Innovative Media Solutions, Inc. ("IMS").

IMS is a privately held company and is the leading IFE provider of wireless connectivity, portable entertainment and content solutions, including the Terminal Data Loader, Portable Entertainment Appliance (PEA) Systems and Digital Prizzm. IMS also develops passenger and crew cabin software applications, and provides and operates data management services for the airline industry. IMS offers content applications such as Blast!, a daily news service. IMS also provides full service engineering professional services to the IFE industry as well as other segments including Military and Avionics.

IMS also has a robust professional services business providing full life cycle engineering solutions in the avionics, military and connectivity markets. IMS customers and partners include American Airlines, Rockwell Collins, Boeing, Virgin America and Thales.

We anticipate that within the next 30 days we will enter into a final agreement with IMS subject to a number of conditions, including a requirement that we pay IMS shareholders a combination of cash and shares totaling approximately $10,000,000, with additional cash and stock depending upon the future operating results of IMS. Following the completion of the acquisition, IMS founder and Chairman, Joseph Renton, is expected to be named our President and Chief Operating Officer.

Our results of operations will be directly affected by our ability to consummate this acquisition as well as our ability to integrate the IMS business with our own. We are unable at this time to provide shareholders with assurances that any such acquisitions will be consummated or that, if consummated, we will be able to successfully integrate this business into our existing operations.

For the fiscal year end 2006, we have no plans for any other acquisitions following this proposed acquisition of IMS.

c. Other Arrangements

At the end of fiscal year end 2005, we entered into a letter of intent, through Oxford, to acquire SkyPath Satellite Systems, Inc., a provider of free to guest television to the hotel industry. The acquisition was discontinued when we changed our sales approach and went to distributors providing free to guest services in order to avoid the appearance that we were in competition with our distributors. SkyPath is currently one of our new distributors.

We have also signed an agreement with VizuaLogic, a leading manufacturer of rear seat entertainment (RSE) systems for automobiles, to equip in-car entertainment systems with the ability to download the latest movies into its system. By utilizing the expertise and wherewithal of the VizuaLogic with our WiMax technology, we plan to test whether entertainment content can be sent via WiMax to remote locations (for example, rental car agencies, hotels and gas stations), which will serve as a content distribution point to automobiles equipped with VizuaLogic's in-car passenger entertainment systems. As this application is dependent on the prior deployment of our WiMax system, at this time we do not expect it to be fully tested and ready for release until fiscal year end 2007.

Creative Business Concepts, Inc.

Much like Oxford, CBC has been seeking to expand its client base and thus its operations through the acquisitions of related businesses. On September 1, 2005, we acquired, through CBC, IT Networks, Inc., a boutique engineering and technology firm located in Orange County, California specializing in security architecture, Voice over Internet Protocol technology, infrastructure design, project management and convergence of technologies. This acquisition is expected to enhance our operations by adding experience, capacity and technology management to CBC’s current engineering division.

IT NET has been in the engineering and technology market place and developed critical relationships with corporate clientele for over the past 15 years.

We were also in the process at the end of 2005 of acquiring WTI Communications, Inc., a California corporation. WTI is an Enhanced Service Provider, selling bundled technology solutions to commercial customers in the domestic U.S. market. Effectively, WTI provides integrated telecommunication solutions, with associated technology. However, subsequent to the reported period on April 3, 2006, by mutual agreement, we mutually agreed to terminate all proposed agreements and transactions related to the proposed acquisition. Both parties determined that a strategic alliance between the companies would better serve the interests of our respective clients and enable us and WTI to focus more effectively on our respective core strategies. The termination involves a payment by us to WTI of a combination of stock and cash overtime and was deemed effective as of March 31, 2006

It is our hope that this strategic alliance with WTI will still offer end users a dynamic solution for voice, data, network security, disaster recovery and VoIP deployment.  Currently, corporations must engage numerous companies for VoIP deployment which includes routers, IP phone systems, installation, network security and consulting services. CBC in alliance with WTI as a business partner will be able to offer more complete communication technology solutions.

We are also currently, negotiating and evaluating other related business acquisitions that management believes will enhance our overall business plan within CBC.

Results of Operations for the Years Ended December 31, 2005 and 2004

OXFORD MEDIA INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2005	2004

Revenue
Services Provided	$2,374,586	$2,122,795
Products Sold	2,742,485	2,872,091
Total Revenue	5,117,071	4,994,886

Costs of Revenue
Cost of services provided	1,230,231	1,583,192
Cost of products sold	2,438,714	1,999,404
Total Cost of Revenue	3,668,945	3,582,596
Gross Profit	1,448,126	1,412,290
General and administrative expenses	7,323,078	1,888,361
Loss From Operations	(5,874,952)	(476,071)
Other Income (Expense)
Interest income	7,001	-
Interest expense	(627,529)	(113,975)
Gain on derivative liability	2,213,295

Net Loss	(4,282,185)	(590, 046)

Preferred Dividend	(80,000)	-

Net Loss Applicable to Common Stockholders	$(4,362,185)	$(590,046)
Basic and Diluted Net Loss per Common Share	$(0.43)	$(0.12)
Weighted-Average Common Shares Outstanding	10,056,361	5,009,615

We continued to grow our existing business operations in CBC during the fiscal year end December 31, 2005, but were largely in the development state of our expanded business plan with Oxford. As a result, we had a slight increase in gross revenues in this fiscal year, but an overall loss from operations. The loss from operations increased significantly to $5,874,952 for the fiscal year ended December 31, 2005, from $476,071 in fiscal year ended December 31, 2004. The loss from operations was attributable to a large increase in general and administrative expenses. This included stock based compensation of $2,360,000 brought about by the various mergers and acquisitions resulting in operating losses to Oxford Media, Inc. of $3,682,033, CBC of $937,601 and Oxford Media, Corp. of $1,255,858. The results included CBC for the full year and Oxford Media Inc. and Oxford Media, Corp. for the six months ended December 31, 2005. Oxford Media Corp. began selling its VOD systems in the fourth quarter of 2005.

Our net loss, however, was reduced substantially by a gain on derivative liability attributable to reduction in the value of our warrant liability and Conversion feature liability. The accounting treatment of derivative financial instruments requires that we record the ECF and warrants at their fair values as of each reporting date. Any change in fair value is recorded as non-operating, non-cash income or expense at each reporting date. The derivatives were valued using the Black-Scholes option pricing model and were classified in the consolidated balance sheet as current liabilities at December 31, 2005.

We incurred a net loss of $4,362,185 for the fiscal year ended December 31, 2005 and $590,046 for the fiscal year ended December 31, 2004.

Assets

As of December 31, 2005, we had total assets of $4,035,433 up from $1,078,228 as of December 31, 2004. This increase in our assets was largely attributable to an increase in our cash in excess of $500,000 and an increase in software technology we acquired of $2,318,608. Included in total assets is Software Technology of $2,318,608

Liabilities and Stockholders Deficit

Our total current liabilities as of December 31, 2005 were $3,165,933, up from $1,163,338 as of December 31, 2004. This increase in our current liabilities was largely attributable to the classification of the warrant and embedded conversion feature of the Series A Convertible Preferred Stock as current liabilities of $346,301 and $1,199,704. In addition, we assumed a note payable of $247,000 with the acquisition of Oxford Media Corp.

Our long term liabilities stayed stable, reflecting several long term notes payable to certain affiliated parties. In March, 2006, each of these noteholders (collectively owed principal in the amount of $1,470,000) verbally agreed to convert their respective notes into our common stock, at a conversion rate of $2.00 per share, upon our raising at least $5,000,000 in new investment capital.

Cash Flows

We used $3,201.654 in 2005 in operating activites as compared with $439,067 in 2004. This was generally due to the development of the VOD business and the reverse merging into a public company. We used $142,514 in investing activities in 2005 (generally for the acquisition of Property and equipment) as compared with cash provided of $7,963 in 2004. We generated $3,873,352 in financing activities, generally of the issuance of the Series A Preferred ($3,760,000) as compared with $385,950 in 2004. As a result cash increased $529,184 in 2005 as compared with a decrease of $45,154 in 2004.  Also see below.

Liquidity and Capital Resources

In July, following the change in our business plans and the acquisition of Oxford, we raised $300,000 through the sale of common stock in a private sale exempt from registration under the Rule 506 of the Securities Act of 1933. We also raised $500,000 by issuing a 7% convertible note on August 31, 2005 exempt from registration under the Rule 506 of the Securities Act of 1933, and then raised $4,000,000, less closing costs, on September 23, 2005 by issuing 4,000 shares of unsecured 8% Series A Convertible Preferred Stock with the Palisades Master Fund LP at $1,000.00 per share. The convertible preferred stock is convertible into 1,333,333 shares of our common stock at a fixed conversion price of $3.00 per common share. As part of the sale, we also issued a warrant to Palisades Master Fund LP to purchase 400,000 shares of our common stock at $3.50 per share. We repaid the August 31, 2005 note on September 30, 2005.

Initial sales efforts to targeted customers were slower than anticipated. As a consequence, the $4,000,000 in funding we received from Palisades Master Fund LP (“Palisades”) on September 23, 2005 was not sufficient for the implementation of our business plan, as originally anticipated. Consequently, on February 17, 2006, subsequent to the reported period, we entered into a Bridge Loan Agreement (the “Loan Agreement”), again with Palisades, in which Palisades made a loan to us of $1,666,666.00 (the “Loan”). In addition to the note, we also issued to Palisades 200,000 shares of our common stock (the “Issued Shares”) as part of our consideration for making the Loan. The proceeds of the Loan are to be used solely for working capital and general corporate purposes. The note has an interest rate of 10% per annum and a maturity date of the earlier of (i) 120 days after the date of the note, or (ii) our receipt of gross proceeds of at least $9,000,000.00 in a financing or funding transaction.

Under the Loan Agreement, we have agreed to include the Issued Shares in any registration statement we may file in the future with the SEC covering the resale of the shares of common stock issued by us. As a condition to the closing of the Loan, we also agreed to reduce the conversion price of our Series A Convertible Preferred Stock to $2.50 per share from the current amount of $3.00 per share. A direct result of the reduction in the conversion price will be to enable Palisades to increase the number of shares of our common stock it will receive upon conversion. Prior to the reduction in the conversion price, Palisades would have received 1,333,333 shares of our common stock upon conversion. As a result of the reduction, Palisades will now receive 1,600,000 shares of our common stock, for an increase of 266,667 shares of our common stock. We also agreed to lower the exercise price on Palisades 400,000 warrants to $.05 per share. The warrants were immediately exercised by Palisades.

Management now anticipates further financing will be necessary to complete its business plan and pay off the Loan. We have engaged an investment banking firm to raise a maximum of $15 million to allow us to complete our planned acquisition and integration into our ongoing operations as well as allowing for our future growth in the VOD business and further expansion into a wireless Private Broadband network using WiMAX technology. The funding is expected in the second quarter of 2006.

Off Balance Sheet Arrangements

As of December 31, 2005, there were no off balance sheet arrangements.

Going Concern

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern. As discussed in Note 1 to the Consolidated Financial Statements, we have a working capital deficiency and losses from operations which raises substantial doubt about our ability to continue as a going concern. Management’s plans as to theses matters are also described in Note 1 in the Consolidated Financial Statements. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Inflation

Management believes that inflation has not had a material effect on our results of operations.

Critical Accounting Policies

Impairment of Long-Lived Assets - The carrying values of our long-lived assets are reviewed for impairment at least annually and whenever events or changes in circumstances indicate that they may not be recoverable. When projections indicate that the carrying value of the long-lived asset is not recoverable, it is reduced by the estimated excess of the carrying value over the projected discounted net future cash flows of the reporting unit using the asset. Based on management’s assessments of estimated future cash flows, no impairment of long-lived assets has been recognized in the accompanying financials statements.

Intangible Assets - we have adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  SFAS 142 requires that goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests.  Other intangible assets will continue to be amortized over their useful lives.  We have applied the new rules on accounting for goodwill and other intangible assets to the assets acquired from Oxford and PDHK.

Under SFAS 142, we are required to review indefinite lived intangible assets at least annually.  In connection with the acquisitions, we are required to perform annual reviews of the intangible assets acquired. The carrying values of our intangible assets are reviewed for impairment at least annually and whenever events or changes in circumstances indicate that they might not be recoverable. As of December 31, 2005, we do not believe there has been any impairment.

Share-Based Compensation - our accounts for our share-based compensation issued to non-employees using the fair value method in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”. Under SFAS No. 123, share-based compensation is determined as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  The measurement date for these issuances is the earlier of the date at which a commitment for performance by the recipient to earn the equity instruments is reached or the date at which the recipient’s performance is complete.

Our accounts for share-based compensation to employees under the recognition method and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Under Accounting Principles Board Opinion No. 25, compensation related to stock options is recorded if an option’s exercise price on the measurement date is below the fair value of our common stock and amortized to expense over the vesting period.  Compensation expense for stock awards or purchases, if any, is recognized if the award or purchase price on the measurement date is below the fair value of our common stock and is recognized on the date of award or purchase.  No expense related to stock options was recognized prior to January 2005. During January 2005, we granted stock options to purchase 320,000 common shares, with no intrinsic value, under the newly-adopted 2005 Stock Plan. The effect on net loss and net loss per common share if we had applied the fair value recognition provisions of SFAS No. 123 to employee stock-based compensation is as follows:

	For the Years Ended
	December 31,
	2005	2004
Net loss, as reported	$(4,282,185)	$(590,046)
Deduct: Total share-based employee compensation determined under fair value based method for all awards	(611,000)	-
Pro forma net loss	$(4,893,185)	$(590,046)
Basic and diluted net loss per common share
As reported	$(0.43)	$(0.12)
Pro forma	$(0.49)	$(0.12)

The fair value of stock options were determined at the grant dates using the Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended December 31, 2005: volatility of 175%, a risk-free interest rate of 4.0%, expected life of 5 years and no dividend yield. All options outstanding were granted during the year ended December 31, 2005.

Accounting for Conversion Features and Warrants Issued with Preferred Stock - we issued $4.0 million of convertible series A preferred stock, which contained an Embedded Conversion Feature (“ECF”) and warrants to purchase common stock. In accordance with the guidance in paragraph 12 of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” it was necessary to evaluate separation of the conversion option from the debt host and account for it separately as a derivative if the conversion option met certain criteria. The Conversion option met all three criteria of paragraph 12: (1) the conversion feature is not clearly and closely related to the host component, (2) the convertible instrument is not accounted for at fair value, and (3) the embedded conversion option meets the definition of a derivative in paragraph 6 of SFAS No. 133.

To assess whether or not the ECF would be classified as stockholders’ equity if it were freestanding, management considered the guidance in EITF 00-19“Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.” In assessing whether or not the conversion option would be classified as equity or a liability if it were freestanding, management determined whether or not the series A convertible preferred stock is considered “conventional.” EITF 00-19 and EITF 05-2, “The Meaning of Conventional Convertible Debt Instruments in issue No. 00-19,” defines conventional convertible debt as debt whereby the holder will, at the issuer's option, receive a fixed amount of shares or the equivalent amount of cash as proceeds when he exercises the conversion option. We determined that series A convertible preferred stock was not “conventional,” and we considered all aspects of EITF 00-19, paragraphs 12-33.

This caused the ECF of the series A convertible preferred stock to be classified as a derivative financial instrument under SFAS No. 133. In addition, all warrants to purchase common stock were then deemed to be classified as derivative instruments under SFAS No. 133. The accounting treatment of derivative financial instruments requires that we record the ECF and warrants at their fair values as of each reporting date. Any change in fair value is recorded as non-operating, non-cash income or expense at each reporting date. The derivatives were valued using the Black-Scholes option pricing model and were classified in the consolidated balance sheet as current liabilities at December 31, 2005.

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” established standards for how an issuer of equity (including the equity shares of any entity whose financial statements are included in the consolidated financial statements) classifies and measures on its balance sheet certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 caused our series A convertible preferred stock to be recorded as mezzanine equity since upon default of certain provisions the shares may ultimately be redeemable.

Research and Development - Research and development costs are expensed as incurred.

Revenue Recognition - Revenue from IT consulting agreements is recognized over the term the services are performed. Payments from customers for future services are deferred and recognized as earned. Revenue from the sale of hardware is recognized upon our shipment to the customer as long as no future obligation exists. Estimated shipping and handling costs are considered in establishing product prices billed to customers and are included in sales, the costs of which are included in cost of sales. Revenue for installation services, if performed by us, is recognized when the services are performed and no future obligation exists. Revenue from movie rentals is recognized when the movie is rented to the hotel guest and royalties to the hotel and movie studios are recognized as a cost concurrently. Telecommunications brokerage commissions are recognized as received.

Basic and Diluted Loss per Common Share - Basic and diluted loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding. At December 31, 2005 and 2004, there were 2,421,904 and 735,000, respectively, potentially issuable common shares that were excluded from the calculation of diluted loss per common share because their effect would have been anti-dilutive.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123 (revised 2004), Share-Based Payment. SFAS No. 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost will be measured based on the fair value of the instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123(R) replaces SFAS No. 123 and supersedes APB Opinion No. 25. As originally issued in 1995, SFAS No. 123 established as preferable the fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. We will be required to apply SFAS No. 123(R) as of the first interim reporting period that begins after December 15, 2005, and plans to adopt it effective January 1, 2006. The adoption for SFAS No. 123(R) will not have a material impact our financial statements.

In December 2004, the FASB issued SFAS Statement No. 153, “Exchanges of Non-monetary Assets—an amendment of APB Opinion No. 29.” This Statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The statement will be effective in January 2006. We do not expect that the adoption of SFAS No. 153 will have a material impact on its financial statements.

In February 2006, the FASB issued No. 155 “Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140”, which permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, among other items not presently impacting us. We have not determined the impact of the provisions of SFAS No. 155 on the financial statements.

Item 7.	Financial Statements

Index to Financial Statements:

Audited Financial Statements:

F-2	Report of Independent Registered Public Accounting Firm;

F-3	Report of Independent Registered Public Accounting Firm;

F-4	Consolidated Balance Sheet as of December 31, 2005 and 2004;

F-5	Consolidated Statements of Operations For Years Ended December 31, 2005 and 2004;

F-6	Consolidated Statement of Stockholders’ Equity (Deficiency ) for the Years Ended December 31, 2004 and 2005;

F-7	Consolidated Statements of Cash Flows for the Years Ended December 31, 2005 and 2004;

F-8	Notes to Consolidated Financial Statements;

Item 8.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Hansen, Barnett, & Maxwell

On March 7, 2006, the Company dismissed Hansen, Barnett, & Maxwell ("Hansen") as its independent registered public accounting firm due to the expanding needs of the Company, which the Company thought would be better served by another firm closer to the Company’s principal corporate office. The Company has no dispute or disagreement with Hansen.  The Company has engaged McKennon, Wilson & Morgan LLP ("McKennon") as its independent registered public accounting firm effective March 7, 2006. The decision to change accountants has been approved by the Company's Board of Directors.  The Company did not consult with McKennon on any matters prior to retaining such firm as its independent registered public accounting firm.

Hansen’s report dated October 11, 2005 on the Company's consolidated balance sheets as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the years then ended, did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles, but contained an explanatory paragraph regarding the uncertainty of the Company’s ability to continue as a going concern..

In connection with the audit of the consolidated balance sheets as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years then ended, there were no disagreements with Hansen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of Hansen would have caused them to make reference thereto in their report on the financial statements for such periods.

In connection with the audit of the consolidated balance sheets as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years then ended, from the date of their report through March 7, 2006, Hansen did not advise the Company with respect to any of the matters described in paragraphs (a)(1)(iv)(B) of Item 304 of Regulation S-B.

Dale Matheson Carr-Hilton LaBonte

On October 17, 2005, we dismissed Dale Matheson Carr-Hilton LaBonte as our principal accountant. We then engaged Hansen, Barnett & Maxwell as our principal accountants effective October 18, 2005 (later dismissed - see above). The decision to change accountants was approved by our board of directors. There was no disagreement with our former accountants. Hansen, Barnett & Maxwell have been engaged as the independent auditors for our two subsidiaries, Oxford Media Corp. and Creative Business Concepts, Inc. We did not consult with Hansen on any matters prior to retaining the firm as our principal accountants.

The former Accountant's report dated January 31, 2005 on our balance sheets as of November 30, 2004 and 2003 and the statements of operations, stockholders' equity and cash flows for the year ended November 30, 2004, the period from October 13, 2003 (inception) to November 30, 2003 and the period from October 13, 2003 (inception) to November 30, 2004, did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audited balance sheets as of November 30, 2004 and 2003 and the statements of operations, stockholders' equity and cash flows for the year ended November 30, 2004, the period from October 13, 2003 (inception) to November 30, 2003 and the period from October 13, 2003 (inception) to November 30, 2004, there were no disagreements with the former Accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of the former Accountant would have caused them to make reference thereto in their report on the financial statements for such periods.

In connection with the audited balance sheets as of as of November 30, 2004 and 2003 and the statements of operations, stockholders' equity and cash flows for the year ended November 30, 2004, the period from October 13, 2003 (inception) to November 30, 2003 and the period from October 13, 2003 (inception) to November 30, 2004, and the subsequent reviews of interim periods through October 17, 2005, the former Accountant did not advise us with respect to any of the matters described in paragraphs (a)(1)(iv)(B) of Item 304 of Regulation S-B.

Item 8A.	Controls and Procedures

We have reviewed the effectiveness of the design and operation of our disclosure controls and procedures and our internal controls over financial reporting during the year ended December 31, 2005 that have materially affected or are reasonably likely to materially affect such controls. Our certifying officers have disclosed, based on our most recent evaluation of the internal control over financial reporting, to the small business issuer’s auditors and the audit committee of small business issuer’s board of directors (or persons performing the equivalent functions):

All significant material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

In connection with its audit of our consolidated financial statements for the year ended December 31, 2005, McKennon, Wilson & Morgan LLP, our independent registered public accounting firm, advised the board of directors and management of certain significant internal control deficiencies that they considered to be, in the aggregate, a material weakness. These deficiencies included the inadequate staffing and supervision of accounting personnel leading to the untimely identification and resolution of certain accounting matters, substantiation and evaluation of certain general ledger account balances including the lack of reconciliations and improper cutoffs, the lack of procedures and/or expertise needed to prepare all required financial disclosures; and evidence that employees lack the qualifications and training to fulfill their assigned functions.  McKennon, Wilson & Morgan LLP indicated that they considered these deficiencies to be a material weakness as that term is defined under standards established by the American Institute of Certified Public Accountants. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal control from reducing to an appropriately low level the risk that material misstatements in our consolidated financial statements will not be prevented or detected on a timely basis.

In response to the observations made by McKennon, Wilson & Morgan LLP, we plan on completing the integration of the accounting functions and responsibilities incurred from the merger of six companies within nine months, including the reverse merger into a public company. Accounting systems and procedures will be standardized. Accounting staffing will be increased to properly address the deficiencies in the internal control components that currently exist, which we believe addresses each of the matters raised by, McKennon, Wilson & Morgan LLP.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Item 8B.	Other information

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Our executive officers and directors and their respective ages as of March 31, 2006 are as follows:

Current Executive Officers and Directors:

Name	Age	Position with Registrant
Lewis Jaffe	49	President, Chief Executive Officer, Director
Thomas Hemingway	49	Chairman of the Board, Director
David Parker	53	Chief Operating Officer, Vice- Chairman of the Board
David Noyes	63	Chief Financial Officer, Secretary
Nicholas J. Yocca	49	Director
Stanley A. Hirschman	59	Director
Herbert Presley	45	Executive Vice President
J. Richard Shafer	50	Executive Vice President

Set forth below is a brief description of the background and business experience of each of our directors and executive officers for the past five years.

Lewis Jaffe - Director, President, and CEO. Mr. Jaffe became our President, CEO and director on February 17, 2006. Mr. Jaffe brings to Oxford Media more than 20 years of executive management experience having led or engineered the growth or successful turnarounds of more than 20 under-performing companies in a variety of industries with market capitalizations ranging from $50 million to over $1 Billion. He currently is a member of the Board of Directors of Benihana, Inc. (NASDAQ: BNHN), the nation's largest chain of Japanese teppanyaki and sushi theme restaurants, where he serves on the audit and corporate governance committees and is involved with the Company’s strategic planning process. Most recently, Mr. Jaffe served as President of Verso Technologies (NASDAQ: VRSO), a leading provider of telecommunications hardware and software enabling the delivery of VoIP and other applications for carriers and service providers around the world. In 2002, Mr. Jaffe served in an interim position as President and Vice-Chairman at WireOne Technologies (NASDAQ: WONE) where he was responsible for developing the strategy to drive the company to profitability by marketing the industries first dedicated video over IP network, sold as a subscription service. In 2000, Mr. Jaffe was appointed President and Chief Operating Officer of PictureTel Corporation, a NASDAQ-listed Videoconferencing Company based in Massachusetts with annual revenues exceeding $500 million. After being recruited by the company’s board to formulate and execute a turnaround and growth plan, he introduced new technology to the marketplace, streamlined business processes, improved customer relations and cut costs, and ultimately increasing market share and margins resulting in returning the company to profitability. He successfully engineered the sale of PictureTel to Polycom (NASDAQ: PLCM) in October 2001 for approximately $360 million, resulting in an increase of shareholder value by more than 250 percent during his tenure. Previously, he was a Managing Director for Arthur Andersen’s New England Global Corporate Finance practice based in Boston. While at Andersen, he and his team participated in eighteen engagements, working with a range of companies in multiple industries including; Telecommunications, Semiconductors, Retail, Manufacturing and Healthcare. Each engagement resulted in a successful outcome for his clients. Mr. Jaffe has been a guest on a number of business shows such as CNBC, MSNBC and ABC, and has been quoted in a variety of business and trade publications including Forbes Magazine, The Wall Street Journal, the New York Times, Business Week and the Boston Globe. Mr. Jaffe is a graduate of LaSalle University, and the Executive MBA Program (EPSC) at Stanford University’s Graduate School of Business.

We executed an employment agreement with Mr. Jaffe dated February 17, 2006, a copy of which is attached as an exhibit to our Form 8-K filed February 24, 2006. In additional to other compensation for serving as our President and Chief Executive Officer, our Board of Directors approved a special one-time award of restricted stock to Mr. Jaffe in the amount of 800,000 shares of our common stock, subject to substantial risk of forfeiture.

Thomas Hemingway - Director, Chairman of the Board. Mr. Hemingway became our President and CEO on June 29, 2005 and a director on July 25, 2005.  Since October 1, 1999 to August 2004, Mr. Hemingway was Chief Executive Officer and Chairman of the Board of Oxford Media Corp., our wholly owned subsidiary.  From August 5, 1998 through 2004, Mr. Hemingway became the Chief Executive Officer and Chairman of the Board of Esynch Corporation pursuant to the Agreement and Plan of Share Exchange among, Intermark Corporation, and Intermark’s security holders. Prior to this time, Mr. Hemingway also served as Chief Executive Officer and in other senior management positions at Intermark, a software publishing, sales and marketing.

We executed an employment agreement with Mr. Hemingway dated October 1, 2005, which we renewed on February 17, 2006, a copy of which is attached as an exhibit to our Form 8-K filed February 24, 2006. In additional to other compensation for serving as our Chairman of the Board, our Board of Directors approved a special one-time award of restricted stock to Mr. Hemingway in the amount of 300,000 shares of our common stock, to be issued in the amount of 100,000 shares on each successive March 1st commencing in 2006, provided that Mr. Hemingway is employed with us on each such anniversary date.

David Parker - Vice Chairman of the Board, COO. Mr. Parker became our COO and Chairman of our Board of Directors on September 7, 2005. Most recently, Mr. Parker was Chairman of the Board of SRS Insurance Services, Inc., boutique banking and insurance firm he co-founded in 1983, which specializes in domestic and cross-border asset backed securitization and structured finance transactions. He currently serves as Chairman of the board of Moneyline Lending Services, a California-based bank fulfillment company, since 1998 as well as managing partner of SRS Capital Partners, a private investment partnership that invests in privately held, emerging and/or established commercial enterprises and private real estate ventures, since before 2000. Moneyline and SRS Insurance Services are also our clients. The principals of SRS Capital Partners are also significant shareholders of ours. These other positions take only a limited amount of Mr. Parker’s time and thus are not expected to affect his service to us. Mr. Parker received his BS degree in banking and finance from Brigham Young University in 1974.

We executed an employment agreement with Mr. Parker dated October 1, 2005, which we renewed on February 17, 2006, a copy of which is attached as an exhibit to our Form 8-K filed February 24, 2006. The essential terms for serving as our Chief Operating Officer and Vice-Chairman of the Board are contained in the agreement.

David Noyes - Chief Financial Officer, Secretary. Mr. Noyes became our Chief Financial Officer on June 29, 2005, and our Secretary on October 31, 2005. He became the CFO of our wholly owned subsidiaries, Oxford Media Corp. and Creative Business Concepts, Inc. in August 2004. Mr. Noyes is also currently Managing Director of Monarch Capital Resources, LLC, a business-consulting firm. In addition, he was Chief Financial Officer of Interchange Corporation from January 2001 through January 2003 and Mergence Corporation from September 1999 through November 2000. Prior to this, Mr. Noyes, was also a Chief Executive Officer and Chief Financial Officer and Director of American Furnishings Corp. and California Mattress; President, Chief Financial Officer and Director of California Software Products, Inc. and Director and Chief Financial Officer of Griswold Industries. Mr. Noyes is a Certified Public Accountant with a MBA and a BS from UCLA.

We executed an employment agreement with Mr. Noyes dated October 1, 2005, which we renewed on February 17, 2006, a copy of which is attached as an exhibit to our Form 8-K filed February 24, 2006. In additional to other compensation for serving as our Chief Financial Officer, our Board of Directors approved a special one-time award of restricted stock to Mr. Noyes in the amount of 190,000 shares of our common stock, to be deemed to have been issued on or before December 31, 2005.

Nicholas J. Yocca - Director. Mr. Yocca became our director on February 17, 2006. Mr. Yocca has been a partner in The Yocca Law Firm LLP since September 1, 2000. He is an experienced business and securities lawyer who specializes in complex business practice areas, including mergers and acquisitions, from both the acquirer and target perspectives, and securities, from the investor, broker and issuer perspectives. Mr. Yocca has successfully pursued numerous public and private transactions since 1986. Mr. Yocca has completed transactions across the country, having successfully completed transactions in Florida, Louisiana, Massachusetts, Nevada, North Carolina, Pennsylvania, Texas and California. Mr. Yocca is admitted to practice law in California, U.S. District Court, Central District of California and U.S. Court of Appeals, Ninth Circuit, and has earned the AV rating (highest rating in both professional competence and ethics) from the Martindale-Hubbel rating service. Mr. Yocca graduated from the University of San Diego Law School (J.D., 1985) and Harvard University (A.B., History, 1983).

Stanley A. Hirschman - Director. Mr. Hirschman became our director on February 17, 2006. Mr. Hirschman, is president of CPointe Associates, Inc. (a private company), an executive management consulting firm that specializes in solutions for companies with emerging technology-based products and is well-versed in the challenges of regulated corporate governance. He has also served the following public companies: former chairman of Mustang Software and a former director of Imaging Diagnostic Systems, Inc. and ObjectSoft Corporation. While at Mustang Software, Mr. Hirschman took a hands-on role in the planning and execution of the strategic initiative resulting in the acquisition of the company by Quintus Corporation. Prior to establishing CPointe Associates in 1996, he was vice president of operations, Software Etc., Inc. (a public company), a 396-retail store software chain. He also held senior executive management positions with the following public companies: T.J. Maxx, Gap Stores and Banana Republic.

Mr. Hirschman also serves as an independent director of the following public companies:

à	September 2000 to present: Bravo Foods International Corporation (chairman of the board).
à	September 2005 to present: G Wireless Communication
à	October 2004 to present: GoldSpring, Inc.
à	May 2005 to present: Energy & Engine Technology, Inc.,
à	March 2006 to present: Dalrada Financial Corp.

J. Richard Shafer - Executive Vice President. Mr. Shafer became our executive Vice President in August, 2005. Mr. Shafer also serves us as the President and Chief Executive Officer and on the board of directors of our wholly owned subsidiary Creative Business Concepts, Inc. which he founded and has led since its formation in 1986. Mr. Shafer was originally appointed regional director for Micro Computer Accessories and served in that position from 1983-1986. Mr. Shafer graduated from Ohio State University with a BS in Administration in 1978.

We executed an employment agreement with Mr. Shafer dated March 20, 2006 and a supplement employment agreement on March 30, 2006, copies of which are attached to this Annual Report. The essential terms for serving as our Executive Vice President are contained in these agreements. Among other things, the agreements recognize a convertible note in the amount of $420,000. This note was as a result of money loaned to our subsidiaries prior to their acquisition. In March, 2006, Mr. Shafer agreed to convert his note into shares of our common stock, at a conversion rate of $2.00 per share, upon our raising at least $5,000,000 in new investment capital. We also agreed to pay, as soon as practicable after March 31 2006, the sum of Sixteen Thousand Eight Hundred Dollars ($16,800) as the final interest payment on his convertible note.

Herbert L. Presley- Executive Vice President. Mr. Presley became our executive Vice President in August, 2005. Mr. Presley has also served us, since August 2004, as the President and Chief Executive Officer and on the board of directors of our wholly owned subsidiary Oxford Media Corp. Previously from 2001 - August of 2004 he was President of Digital Interactive Streams Inc., Jacksonville, FL. Digital is a technology company that develops radical digital video technologies for media centers.  From 1999 - 2001 he was Managing Director of Diligence Technology Consulting LLC, Jacksonville, Florida. Diligence Technology was created and formed to provide investors and fortune 1000 companies with consultants to evaluate new technologies or technology opportunities and provide strategic marketing, technical, and advisory services for the telecommunications industry.

We executed an employment agreement with Mr. Presley dated October 1, 2005, a copy of which is attached to this Annual Report. The essential terms for serving as our Executive Vice President are contained in the agreement.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We are largely dependent on the work and skills provided by J. Richard Shafer and Herbert Presley in the operation and growth of our company. At this time, we have three year employment agreements with these key executive officers. The loss of any of their services could have a material adverse effect on our business.

In addition, on March 20, 2006, we appointed Hooman Honary to lead Oxford's planned WiMax wireless initiative into the underserved secondary markets throughout the United States. Mr. Honary is largely considered one the nation's leading experts in WiMax wireless technology. Mr. Honary's role with Oxford will include the formulation of technical strategy for wireless product lines, contribution to the standardization of next generation wireless technologies, involvement in creation of product and technology roadmaps, and the establishment of market alliances with companies possessing products and technologies that are strategic to the Oxford Media's wireless initiatives. As an expert in the wireless field, he will also publish whitepapers, and be involved with media activities including interviews and customer interactions. As our planned WiMax services are considered integral to our business plan, we consider Mr. Honary to be a key employee.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee

We do not have a separately-designated standing audit committee.  The entire board of directors performs the functions of an audit committee, but no written charter governs the actions of the board of directors when performing the functions of that would generally be performed by an audit committee. The board of directors approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the board of directors reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

We do not have an audit committee financial expert because of the size of our company and our board of directors at this time. We believe that we do not require an audit committee financial expert at this time because we retain outside consultants who possess these attributes.

For the fiscal year ending December 31, 2005, the board of directors:

1.	Reviewed and discussed the audited financial statements with management, and

2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2005 to be included in this Annual Report on Form 10-KSB and filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2005, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2005:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Thomas Hemingway (Chairman of the Board & Director)	0	0	0
David Parker (Vice Chairman of the Board, COO)	0	0	1
David Noyes (CFO & Secretary)	0	0	0
T. Richard Hutt (Former Secretary)	0	0	0
Herbert Presley	0	0	1
J. Richard Shafer	0	0	1
Mike Hansen (Former Director)	0	1	0
Clark McFadden (Former Director)	0	1	0

Code of Ethics Disclosure

As of December 31, 2005, we have not adopted a Code of Ethics for Financial Executives, which include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

We have begun the process of drafting a code of ethics which will be filed with the Security and Exchange Commission upon its adoption by the board of directors.

Item 10.	Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our current executive officers for each of the last three completed fiscal years.

		Annual Compensation			Long Term Compensation
Name	Title	Year	Salary	Bonus	Other annual Compensation	Restricted Stock Awarded	Options/ SARs (#)	LTIP payouts	All Other Compensation

Thomas Hemingway	Chairman of the Board, Director	2005 2004 2003	$250,000 $ 50,000			66,700
David Parker	COO, Vice Chairman of the Board	2005 2004 2003	$210,769 $ 0
Lewis Jaffe	Chief Executive Officer, President and Director	2005 2004 2003	n/a n/a n/a	n/a n/a n/a	n/a n/a n/a	n/a n/a n/a	n/a n/a n/a	n/a n/a n/a	n/a n/a n/a
Nicholas J. Yocca	Director	2005 2004 2003	n/a n/a n/a	n/a n/a n/a	n/a n/a n/a	n/a n/a n/a	n/a n/a n/a	n/a n/a n/a	n/a n/a n/a
Stanley A. Hirschman	Director	2005 2004 2003	n/a n/a n/a	n/a n/a n/a	n/a n/a n/a	n/a n/a n/a	n/a n/a n/a	n/a n/a n/a	n/a n/a n/a
David Noyes	Chief Financial Officer, Secretary	2005 2004 2003	$250,000 $ 40,000			190,000 66,700
Herbert Presley	Executive Vice President	2005 2004 2003	$250,000 $ 50,000			560,000
J. Richard Shafer	Executive Vice President	2005 2004 2003	$250,000 $250,000 $250,000

Compensation to Directors

We do not pay to our director any compensation for serving as a director on our board of directors.

Stock Option Grants

We did not grant any stock options to the executive officers during our last fiscal year which ended December 31, 2005.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our shares of common stock on March 31, 2006, by: (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (ii) each of our current and proposed directors; (iii) each of our executive officers; and (iv) all current and proposed directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person.

Title of class	Name and address of beneficial owner	Amount and Nature of beneficial ownership	Percent of class (1)
Executive Officers & Directors:
Common Stock	Thomas Hemingway One Technology Drive Building H Irving, California 92618 CEO; Director	1,275,000 (2)	7.01%
Common Stock	David Parker One Technology Drive Building H, Irvine, California 92618 COO; Chairman	1,246,250 (3)	6.85%
Common Stock	Lewis Jaffe Technology Drive Building H Irvine, California 92618 COO; Chairman	800,000	4.61%
Common Stock	Nicholas J. Yocca One Technology Drive Building H, Irvine, California 92618 COO; Chairman	499,000 (5)	2.87%
Common Stock	Stanley A. Hirschman One Technology Drive Building H, Irvine, California 92618 COO; Chairman	-	0.00%
Common Stock	David Noyes One Technology Drive Building H, Irvine, California 92618 CFO; Secretary	1,000,000	5.76%
Common Stock	Herbert Presley One Technology Drive Building H, Irvine, California 92618 Executive VP	1,000,000	5.76%
Common Stock	J. Richard Shafer One Technology Drive Building H, Irvine, California 92618 Executive VP	1,717,200 (4)	9.89%
Common Stock	All executive officers and directors as a group (see above)	7,537,450 (1)	43.39%

5% Shareholders:
Common Stock	Sam Christensen 800 5th Avenue Seattle, Washington 98104 Shareholder	1,400,000	8.06%

1	Based on 17,370,386 shares outstanding as of March 31, 2006 and 983,250 shares issuable within sixty days under convertible notes, and warrants.
2.
Includes 125,000 shares held in under the name of Redwood Investment Group, LLC, a company controlled by Mr. Hemingway and 50,000 shares held in trust for which Mr. Hemingway has distribution authority.

3.	Includes 765,000 shares held Kilravock Holdings, Inc., a Nevada corporation, owned and controlled by Mr. Parker’s wife and children. And 106,250 issuable under a convertible note within sixty days.
4.	Includes 100,000 shares held in trust for which Mr. Shafer has distribution authority and 210,000 issuable under a convertible note within sixty days.
5.	Includes 247,000 shares issuable under a convertible notes and 250,000 issuable under warrants within sixty days.

The persons named above have full voting and investment power with respect to the shares indicated. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

Item 12.	Certain Relationships and Related Transactions

Except as disclosed below, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction over the last two years or in any presently proposed transaction which, in either case, has or will materially affect us.

1.
Two of our officers, David Parker and J Richard Shafer and two of our shareholders, Christensen and Brooks through companies they own, are holders of our convertible notes in the amounts of $212,500, $420,000, $525,000 and $325,000 respectively. These notes were as a result of money loaned to our subsidiaries prior to their acquisition. In March, 2006, these individuals (collectively owed principal in the amount of $1,470,000) agreed to convert their respective notes into our common stock, at a conversion rate of $2.00 per share, upon our raising at least $5,000,000 in new investment capital. For Mr. Shafer, we agreed to pay, as soon as practicable after March 31 2006, the sum of Sixteen Thousand Eight Hundred Dollars ($16,800) as the final interest payment on his convertible note.

2.	One of our directors, Mr. Yocca, is a holder of a convertible note in the amount of $247,000. Mr. Yocca has not agreed converted his note to shares.

3.
On October 20, 2005 we entered into a binding letter of intent to acquire PDHK Services, Inc., a privately held company specializing in content delivery software over wireless and IP networks. The sole shareholders of PDHK are two of our officers, Herb Presley and David Noyes. The transaction was approved by our Board of Directors. None of our Board members have an interest in PDHK. The transaction was closed effective December 31, 2005.

4.
In connection with the merger transactions occurring in June and July of 2005, we decided to compensate certain related parties, including David Parker, David Noyes, T. Richard Hutt and Herbert Presley, in common stock for their efforts. A total of 575,000 shares of our common stock were issued in connection with compensating these parties, which was recorded as $1,150,000 charged to our financial statements.

Item 13.	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)

3.2	By-laws, as amended (1)

10.1	Employment Agreement with Herbert L. Presley, dated October 1, 2005

10.2	Employment Agreement with J. Richard Shafer, dated March 20, 2006

10.3	Supplement to Employment Agreement with J. Richard Shafer, dated March 30, 2006

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to our registration statement on Form SB-2 filed November 17, 2005.

Item 14.	Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-QSB and the audit of our annual consolidated financial statements for the fiscal years ended December 31, 2005 and December 31, 2004 were approximately $60,000 and $65,235 respectively.

Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended December 31, 2005 and 2004.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended December 31, 2005 and 2004 were $0 and $0 respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OXFORD MEFIA, INC.

By:
/s/ Lewis Jaffe
Lewis Jaffe
President, Principal Executive Officer, and Director

April 14, 2006

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the date stated:

/s/ Lewis Jaffe	/s/ Thomas Hemingway
Lewis Jaffe	Thomas Hemingway
Director April 14, 2006	Director April 14, 2006

/s/ Nicholas J. Yocca	/s/ David Noyes
Nicholas J. Yocca	David Noyes
Director April 14, 2006	Principal Financial Officer
April 14, 2006
/s/ David Parker
David Parker
Director April 14, 2006

OXFORD MEDIA, INC. AND SUBSIDIARIES
(FORMERLY BECOMING ART, INC.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders
Oxford Media, Inc.

We have audited the accompanying consolidated balance sheet of Oxford Media, Inc., formerly Becoming Art, Inc., and subsidiaries (collectively the “Company”) as of December 31, 2005, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oxford Media, Inc., formerly Becoming Art, Inc., and Subsidiaries as of December 31, 2005 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1, the Company has a working capital deficiency and losses from operations which raises substantial doubt about its ability to continue as a going concern. Management’s plans as to theses matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1, Oxford Media, Inc. and subsidiaries completed a reverse acquisition with Becoming Art, Inc., a blank-check company, on July 6, 2005.  The financial statements previously reported by Becoming Art, Inc. were retroactively restated for all periods reported to reflect the historical financial position, results of operations and cash flows of Oxford Media, Inc. and subsidiaries.

/s/ McKennon Wilson & Morgan LLP
Irvine, California
April 17, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders
Oxford Media, Inc.

We have audited the accompanying consolidated balance sheet of Oxford Media, Inc. and subsidiaries as of December 31, 2004 and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oxford Media, Inc. and subsidiaries as of December 31, 2004 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Hansen, Barnett & Maxwell
HANSEN, BARNETT & MAXWELL
Salt Lake City, Utah
October 11, 2005

OXFORD MEDIA, INC. AND SUBSIDIARIES
(FORMERLY BECOMING ART, INC.)
CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004

ASSETS

Current Assets
Cash	$640,299	$111,115
Accounts receivable	492,156	695,107
Inventory	178,181	-
Prepaid expenses and other current assets	22,165	10,000
Receivables from employees and others	-	17,254
Total Current Assets	1,332,801	833,476
Property and Equipment, net of accumulated depreciation of $341,837 and $212,070	329,829	195,682
Software Technology, net of accumulated amortization of $136,032 and zero	2,318,608	-
Deposits	54,195	49,070

Total Assets	$4,035,433	$1,078,228

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$333,776	$299,871
Accrued liabilities	576,851	103,829
Accrued interest payable to related parties	38,168	195,113
Deferred revenue	166,236	290,053
Current portion of capital lease obligation	6,187	15,200
Wholesale financing line of credit	171,710	259,272
Notes payable to related parties - current	247,000	-
Warrant liability	346,301	-
Conversion feature liability	1,199,704	-
Dividends payable	80,000	-
Total Current Liabilities	3,165,933	1,163,338
Long-Term Liabilities
Convertible notes payable to related parties	1,470,000	1,470,000
Capital lease obligation, net of current portion	7,910	9,422
Total Long-Term Liabilities	1,477,910	1,479,422

Commitments and Contingencies
Preferred stock- $0.001 par value per share; 1,000,000 authorized; Series A - 4,000 shares issued and outstanding at December 31, 2005, liquidation preference of $4,000,000	4	-
Stockholders' Deficit
Common stock - $0.001 par value; 100,000,000 shares authorized; 15,580,386, and 5,125,000 shares outstanding	15,580	5,125
Additional paid-in capital	5,577,724	269,876
Accumulated deficit	(6,201,718)	(1,839,533)
Total Stockholders' Deficit	(608,414)	(1,564,532)
Total Liabilities and Stockholders' Deficit	$4,035,433	$1,078,228

The accompanying notes are an integral part of these consolidated financial statements

OXFORD MEDIA INC. AND SUBSIDIARIES
(FORMERLY BECOMING ART, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2005	2004

Revenue
Services provided	$2,374,586	$2,122,795
Products sold	2,742,485	2,872,091

Total Revenue	5,117,071	4,994,886

Costs of Revenue
Cost of services provided	1,230,231	1,583,192
Cost of products sold	2,438,714	1,999,404

Total Cost of Revenue	3,668,945	3,582,596

Gross Profit	1,448,126	1,412,290

General and administrative expenses	7,323,078	1,888,361

Loss From Operations	(5,874,952)	(476,071)
Other Income(Expense)
Interest income	7,001	-
Interest expense	(627,529)	(113,975)
Gain on derivative liability	2,213,295	-

Net Loss	(4,282,185)	(590,046)

Preferred Dividend	(80,000)	-

Net Loss Applicable to Common Stockholders	$(4,362,185)	$(590,046)

Basic and Diluted Net Loss per Common Shares Outstanding	$(0.43)	$(0.12)

Weighted-Average Common Shares Outstanding	10,056,361	5,009,615

The accompanying notes are an integral part of these consolidated financial statements

OXFORD MEDIA, INC. AND SUBSIDIARIES
(FORMERLY BECOMING ART, INC.)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2003	5,000,000	$5,000	$145,001	$(1,249,487)	$(1,099,486)

Stock issued for cash	125,000	125	124,875	-	125,000
Net loss	-	-	-	(590,046)	(590,046)
Balance - December 31, 2004	5,125,000	5,125	269,876	(1,839,533)	(1,564,532)

Stock issued for cash	212,500	212	474,788	-	475,000
Purchase and retirement of stock	(12,500)	(13)	(24,987)	-	(25,000)
Stock issued for services	1,180,000	1,180	2,358,820	-	2,360,000
Stock issued in satisfaction of purchase obligation	800,000	800	47,200	-	48,000
Warrants issued for services	-	-	109,416	-	109,416
Stock issued for acquisitions of:
Becoming Art Inc.	2,884,550	2,885	(2,885)	-	-
Oxford Media, Corp.	4,990,836	4,991	1,052,368	-	1,057,359
IT Networks, Inc.	50,000	50	99,950	-	100,000
PDHK Services, Inc.	350,000	350	699,650	-	700,000
Warrants issued with a convertible promissory note	-	-	246,764	-	246,764
Beneficial conversion option of convertible promissory note	-	-	246,764	-	246,764
Dividend on preferred stock	-	-	-	(80,000)	(80,000)
Net loss	-	-	-	(4,282,185)	(4,282,185)
Balance - December 31, 2005	15,580,386	$15,580	$5,577,724	$(6,201,718)	$(608,414)

The accompanying notes are an integral part of these consolidated financial statements

OXFORD MEDIA, INC. AND SUBSIDIARIES
(FORMERLY BECOMING ART, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2005	2004
Cash Flows from Operating Activities
Net loss	$(4,282,185)	$(590,046)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	250,177	75,348
Stock and warrants issued for services	2,469,416	-
Stock issued for settlement of a liability	48,000	-
Interest issuance of warrants with promissory note	493,528	-
Net gain on derivative liability	(2,213,295)	-
Changes in assets and liabilities net of effects from purchases of Oxford Media Corp, Becoming Art, Inc.,IT Networks, Inc. and PDHK Services, LLC:
Accounts receivable and other receivables	312,435	138,010
Inventory	(101,448)	-
Prepaid expenses	18,869	(10,000)
Accounts payable	(203,043)	63,792
Accrued liabilities	129,709	50,524
Deferred revenue	(123,817)	(166,695)
Net Cash Used in Operating Activities	(3,201,654)	(439,067)

Cash Flows from Investing Activities
Cash received in acquisitions of Oxford Media Corp. and IT Networks, Inc.	13,183	-
Other Assets	(5,124)	11,268
Purchase of property and equipment	(150,573)	(3,305)
Net Cash Provided by (Used in) Investing Activities	(142,514)	7,963

Cash Flows from Financing Activities
Proceeds from issuance of notes payable to related parties	115,000	195,000
Proceeds from issuance of convertible promissory note and warrants	500,000
Proceeds from the issuance of common stock-net of repurchase	450,000	125,000
Principal payments on notes payable	(500,000)	-
Principal and interest payments on notes payable to related parties	(353,561)	-
Net proceeds from issuance of Series A convertible preferred stock	3,760,000	-
Net proceeds (payments) on wholesale financing line of credit	(87,562)	79,191
Principal payments on capital lease obligation	(10,525)	(13,241)
Net Cash Provided by Financing Activities	3,873,352	385,950

Net Increase (Decrease) in Cash	529,184	(45,154)
Cash at Beginning of Year	111,115	156,269

Cash at End of Year	$640,299	$111,115

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$232,214	$3,271

Supplemental Schedule of Noncash Investing and Financing Activities:
Acquisitions of Oxford Media Corp. and IT Networks, Inc. and PDHK:
Fair value of assets acquired	$2,765,441	$-
Fair value of common stock issued	1,857,360	-
Liabilities assumed	750,082	-
Capital lease obligations incurred for lease of property and equipment	$-	$24,808

The accompanying notes are an integral part of these consolidated financial statements

Oxford Media, Inc. and Subsidiaries
(formerly Becoming Art, Inc.)
Notes to Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND BUSINESS BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization - Through a series of planned transactions during 2005, Creative Business Concepts, Inc. (“CBC”) and Oxford Media Corp. (“Oxford”) have been reorganized as wholly-owned subsidiaries of Becoming Art, Inc. (“BEAI”), which was, prior to the reorganization, a public shell company with no operations and no significant assets or liabilities. For accounting purposes, CBC is considered to be the acquirer of Oxford and BEAI. On July 29, 2005 BEAI changed its name to Oxford Media, Inc. The accompanying consolidated financial statements include the assets, liabilities, equity and operations of CBC for all periods presented, and the assets, liabilities and operations of Oxford and BEAI since the dates of their acquisitions. In addition, the Company acquired IT Networks, Inc. (“IT Net”) on September 1, 2005 and PDHK Services, LLC (“PDHK”) on December 31, 2005. Collectively the consolidated group is referred to herein as the “Company.” See Note 2 for additional information related to the acquisitions.

Business - Through CBC, the Company provides consulting services to information technology (“IT”) clients regarding IT networking and security. In addition, the Company provides IT training services to clients. The consulting and training services are provided primarily to government and industry clients in Southern California. The Company also purchases, assembles, installs and sells IT networking hardware and related software and provides network maintenance services. During 2003, the Company began a telecommunications brokerage business, became an agent for competitive local exchange carriers and began brokering local telephone and data transfer services to the Company’s IT consulting clients. Since its acquisition, Oxford provides hardware servers, secure encoding and high quality distribution of digital video content to the hospitality industry. These services consist of providing free-to-guest video programming, video-on-demand (“VOD”) pay-per-view, and over existing analog video systems. The Company plans to use the technology obtained from PDHK to support its Private Broadband Network.

Basis of Presentation and Significant Accounting Policies

Change in Reporting Entity - As discussed above, the acquisition of BEAI by CBC was accounted for as a reverse acquisition, whereby the assets and liabilities of CBC are reported at their historical cost. The assets and liabilities of BEAI were recorded at fair value on the date of acquisition. No goodwill was recorded in connection with the reverse acquisition of BEAI because it was not a business. The reverse acquisition resulted in a change in reporting entity of BEAI for accounting and reporting purposes. Accordingly, the consolidated financial statements reported herein have retroactively restated for all periods presented to report the historical financial position, results of operations and cash flows of CBC.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and could change in the near term. Significant estimates include the fair value of common stock and warrants issued prior to the Company being on a public exchange and the valuation of embedded conversion feature and warrants issued with the series A convertible preferred stock.

Going Concern Consideration - The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  The Company has suffered losses from operations as well as losses applicable to common stockholders and has had negative cash flows from operating activities during the years ended December 31, 2005 and 2004. The Company has a working capital deficiency at December 31 2005 of $1,833,133. There is no assurance that the proceeds from future financings will be sufficient to obtain profitable operations.

In order to obtain profitable operations, the Company’s management plans for increasing revenues include the rollout of its VOD systems in the hospitality industry along with increasing revenues from network consulting and telecommunications. The Company expects a planned acquisition to be completed in the second quarter of 2006 related to professional services and in-flight entertainment in the airline industry. In addition, management plans to finance future operations through private or public issuances of the Company’s common stock; however, the successfulness of these efforts cannot be assured and may not be available on terms acceptable to the Company at the time the financing is needed.

The Company has engaged an investment banking firm to raise a maximum of $15 million to allow the Company to complete its planned acquisition and integration of it into the ongoing operations of the company as well as allowing for its future growth in the VOD business and further expansion into a wireless Private Broadband network using WiMAX technology. The funding is expected in the 2nd quarter 2006.

Risks and Uncertainties - The Company's operations are subject to new innovations in product design and function.  Significant technological changes can have an adverse effect on the Company’s profitability.  Design and development of new marketing strategies are important elements to achieve profitability in the Company’s industries.

Concentrations - The Company performs periodic credit evaluations of its customers and does not typically require collateral.  The Company, from time to time, requires new customers to pay for services in advance of performance.  The Company maintains reserves for potential credit losses, and historically, such losses have been within management expectations. As of December 31, 2005, the Company had accounts receivable from three customers that accounted for 22.4%, 13.7%, and 11.9% of accounts receivable.  During the year ended December 31, 2005, revenues from two customers accounted for 29.9%, and 12.0% of total revenues.  Management believes that the loss of one or more of those customers will have a material impact on the Company’s financial position, results of operations and cash flows.

The Company uses various distributors to provide products for resale. Management believes that the loss of one or more of those vendors would not have a material impact on the Company’s financial position, results of operations and cash flows.

Fair Value of Financial Instruments - Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the carrying amounts of the capital lease obligation, the wholesale financing line of credit and the notes payable to related parties approximate their fair values. For certain financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, the carrying amounts approximate fair value due to their short maturities.

Cash - The Company maintains its cash accounts in commercial banks. The total cash balances held in a commercial bank are secured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000.  From time to time cash balances will exceed such limits.  At December 31, 2005, the Company had cash deposits in excess of FDIC insured limits of $313,587.

Accounts Receivable - Management periodically evaluates accounts receivable for collectibility and provides an allowance for amounts that may not be realizable. Management has not provided an allowance against accounts receivable at December 31, 2005 and 2004. Bad debt expense for the years ended December 31, 2005 and 2004 was $61,372 and $6,153, respectively. All customers are reviewed for creditworthiness and deposits are received when considered necessary.

Inventory - Inventory consists of VOD hardware and software components and is stated at the lower of cost (using the first-in, first-out method) or market value. The Company has not deemed that an allowance for obsolescence or impairment is appropriate.

Property and Equipment - Property and equipment consist of computers, equipment, office furniture and demo VOD Systems and are carried at the lower of cost or net recoverable value. Depreciation was computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives are three years for computers and equipment, five years for VOD Systems, seven years for furniture and fixtures and the shorter of the life or the remaining lease term for leasehold improvements. Depreciation expense for the years ended December 31, 2005 and 2004 was $114,145 and $75,348, respectively. Expenditures for maintenance and repairs are charged to expense as incurred. On retirement or disposition of property and equipment the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the statement of operations.

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

Intangible Assets - The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  SFAS 142 requires that goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests.  Other intangible assets will continue to be amortized over their useful lives.  The Company has applied the new rules on accounting for goodwill and other intangible assets to the assets acquired from Oxford and PDHK.

Under SFAS 142, the Company is required to review indefinite lived intangible assets at least annually.  In connection with the acquisitions, the Company is required to perform annual reviews of the intangible assets acquired.  The carrying values of the Company’s intangible assets are reviewed for impairment at least annually and whenever events or changes in circumstances indicate that they might not be recoverable. As of December 31, 2005, the Company does not believe there has been any impairment.

Share-Based Compensation - The Company accounts for its share-based compensation issued to non-employees using the fair value method in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”. Under SFAS No. 123, share-based compensation is determined as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  The measurement date for these issuances is the earlier of the date at which a commitment for performance by the recipient to earn the equity instruments is reached or the date at which the recipient’s performance is complete.

The Company accounts for share-based compensation to employees under the recognition method and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Under Accounting Principles Board Opinion No. 25, compensation related to stock options is recorded if an option’s exercise price on the measurement date is below the fair value of the Company’s common stock and amortized to expense over the vesting period.  Compensation expense for stock awards or purchases, if any, is recognized if the award or purchase price on the measurement date is below the fair value of the Company’s common stock and is recognized on the date of award or purchase.  No expense related to stock options was recognized prior to January 2005. During January 2005, the Company granted stock options to purchase 320,000 common shares, with no intrinsic value, under the newly-adopted 2005 Stock Plan. The effect on net loss and net loss per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 to employee stock-based compensation is as follows:

	For the Years Ended
	December 31,
	2005	2004
Net loss, as reported	$(4,282,185)	$(590,046)
Deduct: Total share-based employee compensation determined under fair value based method for all awards	(611,000)	-
Pro forma net loss	$(4,893,185)	$(590,046)
Basic and diluted net loss per common share
As reported	$(0.43)	$(0.12)
Pro forma	$(0.49)	$(0.12)

The fair value of stock options were determined at the grant dates using the Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended December 31, 2005: volatility of 175%, a risk-free interest rate of 4.0%, expected life of 5 years and no dividend yield. All options outstanding were granted during the year ended December 31, 2005.

Accounting for Conversion Features and Warrants Issued with Preferred Stock - The Company issued $4.0 million of convertible series A preferred stock, which contained an Embedded Conversion Feature (“ECF”) and warrants to purchase common stock. In accordance with the guidance in paragraph 12 of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” it was necessary to evaluate separation of the conversion option from the debt host and account for it separately as a derivative if the conversion option met certain criteria. The Conversion option met all three criteria of paragraph 12: (1) the conversion feature is not clearly and closely related to the host component, (2) the convertible instrument is not accounted for at fair value, and (3) the embedded conversion option meets the definition of a derivative in paragraph 6 of SFAS No. 133.

To assess whether or not the ECF would be classified as stockholders’ equity if it were freestanding, management considered the guidance in EITF 00-19“Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.” In assessing whether or not the conversion option would be classified as equity or a liability if it were freestanding, management determined whether or not the series A convertible preferred stock is considered “conventional.” EITF 00-19 and EITF 05-2, “The Meaning of Conventional Convertible Debt Instruments in issue No. 00-19,” defines conventional convertible debt as debt whereby the holder will, at the issuer's option, receive a fixed amount of shares or the equivalent amount of cash as proceeds when he exercises the conversion option. Management determined that series A convertible preferred stock was not “conventional,” and the Company considered all aspects of EITF 00-19, paragraphs 12-33.

This caused the ECF of the series A convertible preferred stock to be classified as a derivative financial instrument under SFAS No. 133. In addition, all warrants to purchase common stock were then deemed to be classified as derivative instruments under SFAS No. 133. The accounting treatment of derivative financial instruments requires that the Company record the ECF and warrants at their fair values as of each reporting date. Any change in fair value is recorded as non-operating, non-cash income or expense at each reporting date. The derivatives were valued using the Black-Scholes option pricing model and were classified in the consolidated balance sheet as current liabilities at December 31, 2005.

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” established standards for how an issuer of equity (including the equity shares of any entity whose financial statements are included in the consolidated financial statements) classifies and measures on its balance sheet certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 caused the Company’s series A convertible preferred stock to be recorded as temporary equity since upon default of certain provisions the shares may ultimately be redeemable.

Research and Development - Research and development costs are expensed as incurred.

Revenue Recognition - Revenue from IT consulting agreements is recognized over the term the services are performed. Payments from customers for future services are deferred and recognized as earned. Revenue from the sale of hardware is recognized upon shipment by the Company to the customer as long as no future obligation exists. Estimated shipping and handling costs are considered in establishing product prices billed to customers and are included in sales, the costs of which are included in cost of sales. Revenue for installation services, if performed by the Company, is recognized when the services are performed and no future obligation exists. Revenue from movie rentals is recognized when the movie is rented to the hotel guest and royalties to the hotel and movie studios are recognized as a cost concurrently. Telecommunications brokerage commissions are recognized as received.

Income Taxes - Upon reacquisition of CBC on December 28, 2001, CBC and those shareholders elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code. Under those provisions, the Company has not retained the benefits from federal or state operating loss carry forwards. Instead, the shareholders have received the benefits from their proportionate share of the operating losses of CBC. Effective January 1, 2005, CBC terminated its subchapter S election from that point forward, the Company will retain the benefits from its future operating losses and will be taxed on its future earnings. At the date of termination of the S Corporation status, the balance of the accumulated deficit was not reclassified as a reduction of common stock or treated as a constructive dividend as would have been required for retained earnings. On the date of the change in tax status, no tax expense or benefit was recognized and a deferred tax liability of zero was recognized for the timing differences that existed at the date of the conversion as follows:

Gross deferred tax liabilities	$(18,925)
Gross deferred tax assets	67,017
Valuation allowance	(48,092)
Net Deferred Tax Assets	$-

Effective January 1, 2005, the Company utilizes the liability method of accounting for income taxes as set forth in SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. The Company also determines its tax contingencies in accordance with SFAS No. 5, “Accounting for Contingencies.” The Company records estimated tax liabilities to the extent the contingencies are probable and can be reasonably estimated.

Basic and Diluted Loss per Common Share - Basic and diluted loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding. At December 31, 2005 and 2004, there were 2,421,904 and 735,000, respectively, potentially issuable common shares that were excluded from the calculation of diluted loss per common share because their effect would have been anti-dilutive.

New Accounting Standards - In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123 (revised 2004), Share-Based Payment. SFAS No. 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost will be measured based on the fair value of the instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123(R) replaces SFAS No. 123 and supersedes APB Opinion No. 25. As originally issued in 1995, SFAS No. 123 established as preferable the fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. The Company will be required to apply SFAS No. 123(R) as of the first interim reporting period that begins after December 15, 2005, and plans to adopt it effective January 1, 2006. The adoption for SFAS No. 123(R) will not have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets—an amendment of APB Opinion No. 29.” This Statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The statement will be effective in January 2006. The Company does not expect that the adoption of SFAS No. 153 to have a material impact on its financial statements.

In February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140”, which permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. The Company has not determined the impact of the provisions of SFAS No. 155 on the financial statements.

NOTE 2 - ACQUISITIONS

Oxford Media Corp and Becoming Art, Inc. - On June 29, 2005 BEAI, a publicly-traded company with no operations, acquired all of the issued and outstanding Oxford common stock by issuing 5,790,836 shares of BEAI common stock to Oxford’s shareholders. In addition, effective July 6, 2005, BEAI acquired all of the common stock of CBC, through the issuance of 5,192,500 shares of BEAI common stock. Upon the completion of this reorganization and acquisition, BEAI had 14,542,886 shares of common stock outstanding. Through the exchanges, both Oxford and CBC have become wholly-owned subsidiaries of BEAI.

The shareholders and management of CBC received a majority of the voting rights, a majority of the seats on the board of directors and control of the senior management positions of the combined entity, and CBC had the only significant operations. Accordingly, CBC was determined to be the acquiring entity for financial reporting purposes.

Prior to the above acquisitions, for a period of two years CBC and Oxford had common management, were sharing proceeds from capital raised on joint efforts, shared office space, made all key business decisions jointly and held a limited amount of securities in each other’s entity. In addition, both entities were using the same legal counsel and filing registration statements on SB-2’s with the Securities and Exchange Commission in anticipation of consolidating the group. After the acquisition each member of management held in excess of 10% of the outstanding common stock of the combined entity. The Company’s management could be considered “Promoters” as they were working directly with each other in founding and organizing the consolidated business. Accordingly, the net assets of Oxford were valued at their carryover basis at the time of acquisition. The operations of Oxford have been included in the accompanying consolidated financial statements from the date of acquisition on July 29, 2005. In addition, at the time of acquisition Oxford had warrants outstanding to purchase 387,500 shares of Oxford’s common stock at prices ranging from $1.00 to $3.00. The warrants were fully vested at the time of the acquisition and were assumed by the Company.  In addition, certain members of management received an aggregate of 575,000 of BEAI common shares for services rendered in connection with the acquisition.  The Company expensed the value of the shares of $1,150,000.  The shares are included in the stock issued for services on the accompanying consolidated statement of stockholders' deficit.

IT Network, Inc. - Oxford Media, Inc. through its wholly owned subsidiary, CBC, completed the acquisition of IT Net on September 1, 2005 with the Company issuing 400,000 shares of its common stock for the net assets of IT Net. The purchase price was valued at $800,000 with 50,000 shares of common stock valued at $100,000 allocable to the IT Net assets acquired and liabilities assumed with a fair value of $100,000 and 350,000 common shares valued at $700,000 charged to operations as a signing bonus as incentive for the former IT Net shareholders to join the Company as employees. The shares were valued at $2.00 per share (see Note 10) which represented the fair value of stock issued in private placements just prior to the agreement to purchase IT Net. The Company acquired IT Net to operate the professional services side of the Company’s operations. The operations of IT Net have been included in the accompanying consolidated financial statements from the date of acquisition on September 1, 2005.

PDHK Services, LLC - On December 31, 2005, the Company acquired PDHK through the issuance of 350,000 common shares valued at $700,000 or $2.00 per share (see Note 10) which represented the average closing market price of the Company’s common stock for a reasonable period around the date the acquisition was agreed upon. In addition, under the acquisition agreement the Company assumed $158,000 of liabilities. PDHK was owned by two of the Company’s officers and shareholders. PDHK’s sole asset was the non exclusive rights to certain licenses and source code of software technology. The technology is to be used in the Company’s private broadband network. As the fair value of the Company’s common stock issued and the liabilities assumed were the most determinable value, the Company valued the software technology (see Note 4) at the combined amount of $858,000. The technology will be amortized over a period of three years based on the estimated useful life of the technology.

Fair value of the assets acquired and liabilities assumed for the acquisitions were as follows:

	Oxford Media	IT Network,	PDHK
	Corp.	Inc.	Services, Inc.
Assets
Cash	$281	$12,902	$-
Inventory	76,733	-	-
Advances and deposits	13,680	109,485	-
Equipment	97,720	-	-
Software technology	1,596,640	-	858,000
Total Assets	1,785,054	122,387	858,000
Liabilities
Accounts payable and accrued expenses	399,179	22,387	158,000
Notes payable	328,516	-
Total Liabilities	727,695	22,387	158,000
Net Assets	$1,057,359	$100,000	$700,000

The required unaudited pro forma financial results are displayed as if the acquisitions between CBC, BEAI, Oxford and PDHK took place on January 1, 2004. The unaudited pro forma results for the year ended December 31, 2005 and 2004 are listed below:

Pro forma operating loss for the years ended December 31, 2005 and 2004 were as follows:

	Year Ended
	2005	2004
Revenues	$5,523,377	$5,643,242
Net loss	(5,135,785)	(1,844,935)
Net loss applicable to common shareholders	(5,215,785)	(1,844,935)
Basic and diluted net loss per common share	$(0.38)	$(0.37)

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2005	2004
Equipment	$571,676	$348,526
Furniture and fixtures	69,340	49,850
Leasehold improvements	30,650	9,376
Total Property and Equipment	671,666	407,752
Less: accumulated depreciation	(341,837)	(212,070)
Net Property and Equipment	$329,829	$193,682

NOTE 4 - SOFTWARE TECHNOLOGY

Software technology includes the encoding necessary to encode deliver and monitor its VOD systems and has an estimated useful life of three years. It is being amortized over the greater of three years or based on the number of installations of the Company’s VOD digital system, at a rate of approximately $3,250 per installation. The amortization expense for the year ended December 31, 2005 was $136,032 which consisted of the fourth quarters amortization as that is when the software technology was implemented into the Company’s systems. In December 2005, the Company acquired certain licenses and rights to source code of some technology through the acquisition of PDHK. The technology was valued at $858,000 based on the liabilities assumed and the fair value of the common stock issued. The Company plans to utilize this technology in the launch of its private broadband network utilizing WiMAX technology.

NOTE 5 - WHOLESALE FINANCING CREDIT LINE

The Company maintains a $300,000 line of credit wholesale financing agreement with a finance company used for the Company’s purchases of computer hardware and software for resale to customers. Under the terms of the financing agreement, a line of credit was established with the finance company, which is secured by a letter of credit. Advances under the line of credit are provided as the Company purchase inventory. Principal and interest under the line of credit are due on the earlier of 60 days after the date of the advance and inventory purchase, or the date the Company sells the financed inventory. The interest rate varies for each advance and was 18% per annum at December 31, 2005. No interest is due if the amount advanced is paid within 60 days. The aggregate amount due under the line of credit was $171,710 and $259,272 at December 31, 2005 and 2004, respectively and $128,290 was available under the line at December 31, 2005.

The Company has provided a $315,000 deposit with a bank under which the bank issued an irrevocable letter of credit to the finance company guaranteeing the wholesale financing agreement

NOTE 6 - NOTES PAYABLE

On August 31, 2005, the Company received a $500,000 unsecured convertible promissory note from an unrelated lender. Under the terms of the agreement, the note earned interest at an annual rate of 7% and was due the earlier of the date that the Company received financing in excess of $3,000,000 or six (6) months from the date of the note. The note was repaid on September 30, 2005 with proceeds raised under the Series A convertible preferred stock offering. The note was convertible into common stock at $3.00 per share at the option of the holder. In addition, the Company issued to the lender 166,667 warrants to purchase one share of common stock at $3.00 per share. The warrants were exercisable upon issuance and expire August 31, 2010. The fair value of the warrants was estimated by the Black-Scholes option pricing model with the following assumptions: estimated volatility of 175%; risk-free interest rate of 4%; estimated life of 5 years and no dividend. The Company allocated proceeds received to the note, warrants and implied beneficial conversion feature according to their relative fair values as follows: $246,764 was allocated to the warrants, $246,764 to the deemed beneficial conversion feature on the note, and $6,472 to the convertible promissory note. The amount allocated to the note resulted in an interest charge of $493,528 during the year ended December 31, 2005 due to accretion of the allocated discount. Subsequent to December 31, 2005, the Company modified the exercise price of the warrants to $2.00. See Note 14 for additional information and financial statement effect.

Related to the Oxford acquisition, the Company assumed notes payable totaling $247,000 due to an investor. The notes bear interest at an annual rate of 8% and are due on demand. The notes and accrued interest are convertible at the option of the holder into shares of the Company’s common stock at a rate of $1.00 per share. Oxford also issued warrants to the investor to purchase 250,000 shares of its common stock at an exercise price of $1.00 per common share and expiring two years after the Company obtains the effectiveness of a registration statement registering the shares issuable under the warrants. There were no penalties related to the non-filing of a registration statement. All financial statement effects were accounted for prior to the acquisition.

NOTE 7 - CONVERTIBLE NOTES PAYABLE TO RELATED PARTIES

At times, the Company financed its operations through several unsecured, due-on-demand loans from its previous four (4) principal stockholders originating between December 2001 and June 2004. Amounts borrowed from the stockholders bear interest at 8% per annum, with interest payments due monthly. During September 2004, the Company modified the terms of the note whereby the notes were convertible at the option of the holder into shares of common stock at $2.00 per share for the period from September 30, 2005 through September 21, 2007. At the time of the modification, the fair value of the Company’s common stock was estimated to be less than the $2.00 conversion price thus no beneficial conversion feature was recorded. In addition, the Company must make quarterly payments of accrued interest. There was no beneficial conversion option associated with the modified notes because the conversion price exceeds the estimated fair value of the underlying common stock at the time of modification. In addition, the notes were subordinated to the wholesale financing agreement.

Aggregate principal balances of convertible notes payable to related parties were $1,470,000 at December 31, 2005 and 2004. Interest expense incurred on the accompanying statement of operations was $117,600 for the years ended December 31, 2005 and 2004. During the year ended December 31, 2005, $225,748 was paid to the shareholders for interest owed.

In connection with other notes assumed from the Oxford acquisition due to related parties, the Company paid $81,516 in full satisfaction of the notes during the year ended December 31, 2005.

NOTE 8 - COMMITMENTS

UCC1 - CBC issued a guarantee secured by all the assets of the Company to a supplier for the purchase of inventory for resale to customers. As of December 31, 2005, the amounts due to the vendor were $8,678 and included in accounts payable.

Capital Leases - The Company leases equipment and furniture under the terms of capital lease agreements. Furniture and equipment under capital leases are included in property and equipment in the accompanying financial statements and consisted of the following:

December 31,	2005	2004
Equipment	$29,166	$28,379
Furniture	-	24,808
Less: accumulated depreciation	(15,983)	(29,410)
Net Equipment Under Capital Leases	$13,183	$23,777

Operating Leases - The Company leases its main facility, consisting of 23,251 square feet of office space under a non-cancellable operating lease. In February 2006, the Company entered into a new five year lease for the facility resulting in minimum monthly rent payments, including common area maintenance, insurance and property taxes in the amount of $35,348. Rent is charged to operations on a straight-line basis during each annual period where contractual increases or decreases affect rental payments. Rent expense for the years ended December 31, 2005 and 2004 was $353,189 and $439,128, respectively.

Future minimum lease payments for capital and operating leases are as follows:

For the Years Ending December 31,	Capital Leases	Operating Leases
2006	$6,187	$353,664
2007	6,187	351,820
2008	2,578	359,390
2009	-	368,776
2010	-	382,730
Thereafter	-	64,176
Total Minimum Lease Payments	14,952	$1,880,556
Less: Amount representing interest	(856)
Present value of minimum lease payments	14,097
Less: current portion	(6,187)
Obligation Under Capital Lease, Long-Term	$7,910

Employment Contracts - The Company has entered into employment contracts with key executives (6 individuals) which are three year contracts that provide for minimum annual payments of $1,725,000 plus normal vacation, severance and other employee benefits. The employment contracts include standard severance packages related to terminations. Subsequent to December 31, 2005, the Company issued 1,000,000 shares of common stock related to three of the employment contracts. The value of common stock was determined to be approximately $2.00 per share based on the closing market price of the Company’s common stock on the date of issuance. The Company will expense the value of the common shares over the vesting period of the common shares.

NOTE 9 - SERIES A CONVERTIBLE PREFERRED STOCK

On September 23, 2005, the Company designated and issued 4,000 shares of its Series A Convertible Preferred Stock (the “Preferred Stock”) for cash proceeds of $3,760,000, net of $240,000 offering costs, in a private placement transaction together with warrants to purchase 400,000 shares of common stock for $3.50 per share exercisable immediately through September 22, 2010.

The Preferred Stock carries a par value of $0.001 per share, a stated value of $1,000 per share, and a liquidation value of $1,000 per share plus any accrued but unpaid dividends, fees, and liquidated damages as provided for under the preferred stock designation. Preferred stock dividends accrue at 8% of the stated value and are payable quarterly in cash, beginning on December 31, 2005, while the preferred stock is outstanding. The dividends are payable whether declared or not. Aggregate annual dividend requirements as of December 31, 2005 are $320,000. As of December 31, 2005, the Company had accrued dividends of $80,000. Based on certain criteria the dividends are either payable in cash or can be converted into shares of common stock based on 80% of the previous five day VWAPs. The Preferred Stock is convertible, at the option of the holder, into 1,333,333 shares of the Company’s common stock, or at a rate of $3.00 per share. The conversion price is subject to certain anti-dilution provisions related to the future issuances of convertible instruments at prices less than the $3.00 conversion price. The Preferred Stock carries no voting rights, except with respect to changes to the terms of the Preferred Stock.

Concurrent with the private placement, the Company entered into a Registration Rights Agreement under which the Company is required to register for resale with the SEC 150% of the shares into which the Preferred Stock and warrants are convertible, and to obtain the effectiveness thereof by February 5, 2006. If not registered, the Company would incur penalties at the rate of 1.5% per month on the stated rate of all securities. The registration statement was declared effective by the Company on January 4, 2006. In addition, the Company is required to maintain an effective registration statement for the entire period the Preferred Stock is outstanding. Upon the failure to do so, among other covenant requirements, the Company will be in default of this provision of the Preferred Stock. In the case of a default, the holder of the Preferred Stock may demand redemption based on (i) the greater of (A) 130% of the stated value and (B) the product of (a) the VWAP on the trading day immediately preceding the date of the default and (b) the stated value divided by the then set conversion price, (ii) all accrued but unpaid dividends, (iii) all liquidated damages and other amounts due in respect to the Preferred Stock. At the option of the holder the determined redemption can be paid in cash or converted into common stock at a rate of 75% of the average of the 10 VWAPs immediately prior to the date of election.

In accordance with SFAS No. 133, the Company is required to record the fair value of the ECF and warrants as a liability. The estimated fair value of the ECF and warrants was $3,048,252 and $890,941, respectively, which reduced the carrying value of the Preferred Stock to zero. The excess value of the fair values of the ECF and warrants over the proceeds received from the Preferred Stock of $179,193 was charged to other expense upon recording. The fair value of the ECF and warrants were estimated using the Black-Scholes option pricing model with the following assumptions: estimated volatility of 100%; risk-free interest rate of 4%; estimated life of 5 years and no dividends. At December 31, 2005, the Company revalued the EFC and warrants resulting in a gain on derivative liability of $2,392,488 due to the Company’s decreasing stock price. The fair value of the ECF and warrants were estimated using the Black-Scholes option pricing model with the following assumptions: estimated volatility of 100%; risk-free interest rate of 4.4%; estimated life of 4.75 years and no dividends.

In accordance with Emerging Issues Task Force Topic D-98, the Company will accrete to the stated rate of the Preferred Stock upon a default as the Preferred Stock is not redeemable until such time. In addition, the Company has accounted for the Preferred Stock as temporary equity.  As of the reporting date, the Company’s management has determined that the likelihood of such redemption is not probable.

Subsequent to December 31, 2005, the Company modified the conversion price of the Preferred Stock to $2.50 per share. In addition, the exercise price of the warrant was modified to $0.05. Upon modification, the warrant was exercised for total proceeds to the Company of $20,000. See Note 14 for additional information and accounting treatment for both modifications.

NOTE 10 - COMMON STOCK

Year Ended December 31, 2004

On December 21, 2004, the Company affected a 5,000-for-1 forward stock split. The financial statements have been retroactively restated for all periods presented for the effects of the stock split.

During the year ended December 2004, the Company issued 125,000 common shares for $125,000 cash or $1.00 per share, which was received from investors under the terms of a private placement memorandum. There were no unstated rights or privileges associated with the issuance.

Year Ended December 31, 2005

From January to March 2005, the Company issued 62,500 shares of common stock for cash proceeds of $125,000, or $2.00 per share, received from investors under the terms of a new private placement offering. The private placement offering was solicited, however, no third-party investors subscribed to the offering. Management determined the fair value of its common stock to be $2.00. Since the Company’s management was attempting to solicit sales of its common stock at $2.00 per share, management believes this is the appropriate fair value to use for common stock sales and issuances during the year ended December 31, 2005, prior to trading on the Over-The-Counter Bulletin Board of the National Association of Securities Dealers.

During March 2005, the Company issued 5,000 shares of common stock for services for which the Company recognized a charge to operations of $10,000. The shares were valued based on the private placement around the time of issuance.

In June 2005, an individual contributed $50,000 to the Company. In return, the individual received shares of common stock from a BEAI shareholder, and thus deemed a capital contribution. In addition, certain members of management received 575,000 share of BEAI’s common stock at the time of acquisition by CBC. The shares were in excess of managements pro-rata shares to be issued via the reverse acquisition. The shares were valued at $1,150,000 based on the estimated fair value of the Company’s common stock at the time of issuance.

In August 2005, the Company issued 50,000 shares of common stock for consulting services together with warrants to purchase 60,000 common shares at $8.00 per share through July 31, 2010. The services were valued at $2.00 per share based on the fair value of the stock as of the date of the agreement. The Company estimated the value of the warrants to be $109,416 based upon the Black-Scholes option pricing model with the following assumptions: estimated volatility of 175%; risk-free interest rates of 4%; and an estimated life of the warrant of 5 years. The warrants were exercisable upon issuance. The value of the common shares issued and warrants were recorded in general administrative and selling expenses on the accompanying consolidated statement of operations.

In September 2005, the Company issued 150,000 shares of common stock for cash proceeds of $300,000.

During September 2005, the Company issued 10,000 shares of common stock for services rendered in July 2005 which were valued at $2.00 per share and charged to expense.

In addition, effective October 1, 2005 the Company granted 190,000 shares of common stock valued at $380,000 to an officer due prior to the execution of an employment contract. The stock was valued at $2.00 per share, the fair value of the stock at the date when there was an understanding that the stock was going to be given to the officer.

In October 2005, the Company repurchased 12,500 shares of its common stock from a shareholder for $25,000.

Stock compensation included in general and administrative expenses on the accompanying statements of operations was $2,469,416 for the year ended December 31, 2005.

NOTE 11 - STOCK OPTIONS

On January 17, 2005 the Board of Directors and shareholders of the Company adopted the 2005 Stock Plan (the “Plan”). Under the terms of the Plan, the Company may grant options to service providers to purchase up to 750,000 shares of common stock. Incentive stock options, non-qualified options, restricted stock awards and rights to purchase restricted stock may be granted under the Plan. Options granted under the Plan are generally exercisable over ten years, vesting of the awards is determined by the Board of Directors, but should not to exceed five years from the date of grant. On January 31, 2005, the Company awarded options to purchase 320,000 common shares to employees under the plan, with an exercise price of $2.00. The option awards originally vested over five years or upon the event of a merger; that merger occurred on July 6, 2005 and, accordingly, the options were fully vested at that date.

The options had no intrinsic value on the date of the award. Accordingly, no compensation expense was recognized from the awards.

NOTE 12 -SEGMENT INFORMATION

Management of the Company has identified the following reportable business segments. Prior to July 1, 2005 the Company operated solely in the IT consulting, security training and communications under CBC. Oxford commenced operations in its media segment in late 2005. Segment information for 2005 is as follows:

			Oxford
	CBC	Oxford	Media, Inc.	Combined

Total Assets	$825,505	$1,832,308	$1,377,620	$4,035,433

Revenues	5,062,453	54,618	-	5,117,071

Operating Loss	$(924,174)	$(1,281,075)	$(3,669,703)	$(5,874,952)

NOTE 13 - INCOME TAXES

Prior to 2005, CBC and its shareholders had elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code. Under those provisions, the Company has not retained the benefits from federal or state operating loss carry forwards. Instead, the shareholders have received the benefits from their proportionate share of the operating losses of CBC. Effective January 1, 2005, CBC terminated the election from that point forward, the Company will retain the benefits from its future operating losses and will be taxed on its future earnings.

The following is a reconciliation of the tax benefit from applying the federal statutory tax rate to pretax loss with a provision of income taxes for the year ended December 31, 2005:

For the year ended December 31,	2005		2004

Tax at statutory rate	(34%	)	(34%	)
Non-taxable gain on embedded derivatives	(18%	)	-
Non-deductible expenses	5%		34%
State tax benefits, net of federal tax effect	(5%	)	-
Change in valuation allowance	52%		-
Provision for Income Taxes	-		-

The Company’s deferred tax assets consist solely of net operating loss carry forwards of $2,209,137. For federal tax purposes these expire in twenty years beginning in 2025 and for the State of California purposes they expire in five years beginning 2010. A full valuation allowance has been placed on 100% of the Company’s deferred tax assets as it cannot be determined if the assets will be ultimately used. During the year ended December 31, 2005, the Company’s valuation allowance increased by $ 2,209,137.

NOTE 14 -SUBSEQUENT EVENTS

Oxford Media, Inc. through its wholly owned subsidiary, CBC, issued a letter of intent to acquire WTI Communications, Inc. (“WTI”) whereby the Company would issue 1,000,000 shares of its common stock for all the outstanding stock of WTI. The WTI transaction was conditioned upon approval by the California Public Utilities Commission. In February 2006, the Company and the principals of WTI agreed to cancel the merger negotiations and an agreement was entered into on March 31, 2006, whereby the shareholders of WTI would receive 160,000 shares of the Company stock and other considerations to cover their expenses in connection with the proposed transaction. The shares were valued at $2.00 based on closing price on the date of the agreement.

In February 2006, the Company repriced its warrants issued previously in the Preferred Stock truncation to $0.05 per share. The Company valued the warrant at the date of modification, resulting in a charge of $473,708 to the statement of operations. As of the date of modification, the warrant was valued at $820,009 based upon the Black-Scholes option pricing model with the following assumptions: estimated volatility of 115%; risk-free interest rate of 4.4%; and an estimated life of the warrant of 0.01 years. Immediately, the warrant holder exercised its warrant for 400,000 shares of the Company’s common stock for $20,000. At the time of exercise the warrant liability of $820,009 was reclassified to additional paid-in capital.

Additionally in February 2006, the same investor issued a note to the Company in the amount of $1,666,666 whereby the Company received $1,490,000 net of issuance costs. The note bears interest at 10% and is due with accrued interest on June 17, 2006. In connection with this bridge financing, the Company issued 200,000 shares of its common stock, valued at $440,000 and the lender agreed to convert the note upon capital financing of $9 million or more. In addition, under the terms of the note, the conversion price of the Preferred Stock was modified from $3.00 to $2.50 per share. The Company valued the ECF at the date of modification resulting in a charge of $1,421,317 to the statement of operations. As of the date of modification the fair value of the ECF was determined to be $2,621,021 based on the based upon the Black-Scholes option pricing model with the following assumptions: estimated volatility of 115%; risk-free interest rate of 4.4%; and an estimated life of 4.5 years.

In April 2006, the Company borrowed $300,000 and $100,000, respectively, under short-term notes from the same investor with interest at 7%. In addition, in connection with the notes the Company issued 60,000 shares of common stock valued at $100,000 based on a fair market value of the stock at the time of the transaction.

In February 2006, the Company repriced the warrants issued in connection with the $500,000 note to $2.00 per share. The modification was valued at $164,331 based upon the Black-Scholes option pricing model with the following assumptions: estimated volatility of 115%; risk-free interest rate of 4.4%; and an estimated life of 4.5 years. The value was immediately expensed to the statement of operations. The modification was done as an enticement for the holder to exercise.

On February 27, 2006, the Company entered into a letter of intent to acquire Media Solutions, Inc.

See Note 8 for discussion of employment contracts entered into subsequent to December 31, 2005.

In April 2006, the Company issued 30,000 shares of common stock in settlement of a $60,000 liability.

NOTE 15 - FOURTH QUARTER ADJUSTMENT AND QUARTERLY RESTATEMENT

As discussed in Note 9, the Company determined that the warrants and embedded conversion feature related to the Preferred Stock should be classified as liabilities and marked to market each reporting period. The Company reflected these items during the third quarter 10-QSB filing as equity items. In addition, the Company issued in July 2005, 575,000 shares of common stock that were previously not accounted for.  The following schedule documents the previously issued financial statements to correctly account for the freestanding and embedded derivative contracts as liabilities at fair value under SFAS No. 133 and the additional shares issued to promoters. The quarterly effect is as follows:

Third
2005	Quarter
Net loss as reported	$(2,396,112)
Adjustments:
Value of BEAI shares issued for services	(1,150,000)
Change in fair value of derivative liabilities	(26,345)
Net loss as restated	$(3,572,457)

Net loss to common shares as reported	$(3,283,813)
Adjustments:
Sum of adjustments above	(1,176,345)
Reversal of preferred dividend as reported	887,701
Net loss to common share as restated	$(3,572,457)

Net loss per common shares as reported	$(0.24)
Net loss per common shares as restated	$(0.26)