Form 10QSB
period 2006-03-31
OXFORD MEDIA, INC.
filed 2006-05-12
CIK 1285206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ______________________ to ______________________

Commission File Number: 000-51125

OXFORD MEDIA, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	20-3270909
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One Technology Drive
Building H, Irvine, California 92618
(Address of principal executive offices)

(949) 341-0050
(Issuer’s telephone number)

_______________________________________________________________
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 17,443,486 Common Shares as of May 10, 2006.

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [X]

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

OXFORD MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2006	2005
ASSETS
Current Assets
Cash	$688,811	$640,299
Accounts receivable	538,106	492,156
Inventory	254,398	178,181
Prepaid expenses and other current assets	54,694	22,165
Total Current Assets	1,536,009	1,332,801
Property and Equipment, net of accumulated depreciation of $377,797 and $341,837	325,842	329,829
Software Technology, net of accumulated amortization of $311,714 and $136,032	2,142,926	2,318,608
Other assets	216,278	54,195
Total Assets	$4,221,055	$4,035,433

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$377,146	$333,776
Accrued liabilities	589,283	576,851
Accrued interest payable to related parties	85,029	38,168
Deferred revenue	126,983	166,236
Current portion of capital lease obligation	5,833	6,187
Notes payable	1,476,666	-
Wholesale financing line of credit	300,000	171,710
Notes payable to related parties - current	247,000	247,000
Warrant liability	-	346,301
Conversion feature liability	2,621,021	1,199,704
Dividends payable	160,000	80,000
Total Current Liabilities	5,988,961	3,165,933
Long-Term Liabilities
Convertible notes payable to related parties	1,470,000	1,470,000
Capital lease obligation, net of current portion	6,805	7,910
Total Long-Term Liabilities	1,476,805	1,477,910
Commitments and Contingenicies
Preferred stock- $0.001 par value per share; 1,000,000 authorized; Series A - 4,000 shares issued and liquidation preference of $4,000,000outstanding at March 31, 2006 and December 31, 2005,	4	4
Stockholders' Deficit
Common stock - $0.001 par value; 100,000,000 shares authorized; 17,370,386 and 15,580,386 shares outstanding	17,370	15,580
Additional paid-in capital	9,400,274	5,577,724
Accumulated deficit	(12,662,359)	(6,201,718)
Total Stockholders' Deficit	(3,244,715)	(608,414)
Total Liabilities and Stockholders' Deficit	$4,221,055	$4,035,433

See accompanying notes to condensed consolidated financial statements.

OXFORD MEDIA INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,
	2006	2005

Revenue
Services provided	$583,352	$387,179
Products sold	466,633	645,648
Total Revenue	1,049,985	1,032,827

Costs of Revenue
Cost of services provided	325,136	215,021
Cost of products sold	348,378	560,396
Total Cost of Revenue	673,514	775,417

Gross Profit	376,471	257,410
Stock based compensation	2,000,000	-
General and administrative expenses	2,430,304	478,250

Loss From Operations	(4,053,833)	(220,840)

Other Income(Expense)

Interest income	197	-
Interest expense	(431,980)	(28,705)
Loss on derivative liability	(1,895,025)	-

Net Loss	(6,380,641)	(249,545)

Preferred Dividend	(80,000)	-

Net Loss Applicable to Common Stockholders	$(6,460,641)	$(249,545)

Basic and Diluted Net Loss per Common Share	$(0.39)	$(0.05)

Weighted-Average Common Shares Outstanding	16,435,386	5,160,625

See accompanying notes to condensed consolidated financial statements.

OXFORD MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2005	15,580,386	$15,580	$5,577,724	$(6,201,718)	$(608,414)
Stock issued for warrant conversion	400,000	400	19,600	-	20,000
Conversion of warrants	-	-	820,009	-	820,009
Stock issued in connection with employments agreements	1,000,000	1,000	1,999,000	-	2,000,000
Stock issued in connection with issuance of note payable	200,000	200	439,800	-	440,000
Repricing of warrant	-	-	164,331	-	164,331
Stock issued for payment of liability	30,000	30	59,970	-	60,000
Stock issued in settlement of cancellation of a proposed acquisition	160,000	160	319,840	-	320,000
Dividend on preferred stock	-	-	-	(80,000)	(80,000)
Net loss	-	-	-	(6,380,641)	(6,380,641)
Balance - March 31, 2006	17,370,386	$17,370	$9,400,274	$(12,662,359)	$(3,244,715)

See accompanying notes to condensed consolidated financial statements.

OXFORD MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31.
	2006	2005

Cash Flows from Operating Activities
Net loss	$(6,380,641)	$(249,545)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	35,961	19,360
Amortization of software technology	175,682	-
Amortization of debt discount	216,666	-
Stock based compensation	2,000,000	-
Modification of warrant	164,331	-
Stock issued in cancellation of proposed acquisition	320,000	-
Stock issued in settlement of employment liability	60,000	-
Loss on derivative liability	1,895,025	-
Changes in operating assets and liabilities:
Accounts receivable	(45,949)	17,414
Inventory	(76,217)	-
Prepaid expenses	5,387	(26,840)
Accounts payable	43,370	(86,897)
Accrued liabilities	(77,568)	(25,974)
Deferred revenue	(39,253)	107,895
Accrued interest payable	46,861	32,624

Net Cash Used in Operating Activities	(1,656,345)	(211,963)

Cash Flows from Investing Activities
Purchase of property and equipment	(31,974)	(6,348)
Other assets	(200,000)	-

Net Cash Used in Investing Activities	(231,974)	(6,348)

Cash Flows from Financing Activities
Proceeds from issuance of notes payable, net expenses	1,790,000	-
Proceeds from exercise of warrant	20,000	-
Issuance of common stock for cash	-	125,000
Net borrowings (payments) on wholesale financing line of credit	128,290	(17,721)
Principal payments on capital lease obligation	(1,459)	7,337

Net Cash Provided by Financing Activities	1,936,831	114,616

Net Increase (Decrease) in Cash	48,512	(103,695)

Cash at Beginning of Period	640,299	111,115

Cash at End of Period	$688,811	$7,420

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities
Common stock issued as debt issue costs	$530,000	$-
Warrant liability reclassed to APIC upon exercise	$820,009	$-

See accompanying notes to condensed consolidated financial statements.

Oxford Media, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 - ORGANIZATION, BUSINESS AND BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization - Through a series of planned transactions during 2005, Creative Business Concepts, Inc. (“CBC”) and Oxford Media Corp. (“Oxford”) have been reorganized as wholly-owned subsidiaries of Becoming Art, Inc. (“BEAI”), which was, prior to the reorganization, a public shell company with no operations and no significant assets or liabilities. For accounting purposes, CBC is considered to be the acquirer of Oxford and BEAI. The accompanying consolidated financial statements include the assets, liabilities, equity and operations of CBC for all periods presented, and the assets, liabilities and operations of Oxford and BEAI since the dates of their acquisitions. In addition, Oxford Media, Inc. acquired IT Networks, Inc. (“IT Net”) on September 1, 2005 and PDHK Services, Inc. (“PDHK”) on December 31, 2005. Collectively the consolidated group is referred to herein as the “Company.” See Note 2 for additional information related to the acquisitions. On July 29, 2005, BEAI changed its name to Oxford Media, Inc.

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

Since its acquisition, Oxford provides hardware servers, secure encoding and high quality distribution of digital video content to the hospitality industry. These services consist of providing free-to-guest video programming, video-on-demand (“VOD”) pay-per-view, and over existing analog video systems. The Company is using the technology obtained from PDHK to support its private broadband network.

Basis of Presentation and Significant Accounting Policies

Change in Reporting Entity - As discussed above, the acquisition of BEAI by CBC was accounted for as a reverse acquisition, whereby the assets and liabilities of CBC are reported at their historical cost. The assets and liabilities of BEAI were recorded at fair value on the date of acquisition. No goodwill was recorded in connection with the reverse acquisition of BEAI since it had no business. The reverse acquisition resulted in a change in the reporting entity of BEAI for accounting and reporting purposes. Accordingly, the consolidated financial statements reported herein have retroactively restated for all periods presented to report the historical financial position, results of operations and cash flows of CBC.

Interim Financial Statements - The interim condensed consolidated financial statements are unaudited. In the opinion of management, all adjustments have been made, consisting of normal recurring items, that are necessary to present fairly the financial position of the Company as of March 31, 2006 as well as the results of operations for the three months ended March 31, 2006 and 2005 in accordance with accounting principles generally accepted in the United States of America. The results of operations for any interim period are not necessarily indicative of the results for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s December 31, 2005 Annual Report on Form 10-KSB.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in the Company’s financial statements and the accompanying notes. Actual results could differ from those estimates.

Going Concern Consideration - The Company's condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  The Company has suffered losses from operations and negative cash flows from operating activities during the year ended December 31, 2005 and the three months ended March 31, 2006. The Company has a working capital deficiency at March 31, 2006 of $4,452,952. These factors raise substantial doubt about the Company’s ability to continue as a going concern. During the quarter ended March 31, 2006, the Company obtained new short-term debt financing in the amount of $1,966,666.

To obtain profitable operations, the Company’s management plans to increase revenues by including the rollout of its VOD systems in the hospitality industry, along with increasing revenues from network consulting and telecommunications. In addition, management plans to finance future operations through private or public issuances of the Company’s common stock; however, the successfulness of these efforts cannot be assured and may not be available on terms acceptable to the Company at the time the financing is needed.

The Company has engaged an investment banking firm to raise a maximum of $15 million to allow the Company to fund its ongoing operations as well as allowing for its future growth in the VOD business and further expansion into a wireless private broadband network using WiMAX technology. The Company expects to receive the funding in the 2nd quarter of 2006. There is no assurance that the proceeds from future financings will be sufficient to obtain profitable operations.

Concentrations - The Company performs periodic credit evaluations of its customers and does not typically require collateral.  The Company, from time to time, requires new customers to pay for services in advance of performance.  The Company maintains reserves for potential credit losses, and historically, such losses have been within management expectations. As of March 31, 2006, the Company had accounts receivable from one customer that accounted for 37% of accounts receivable.  During the three months ended March 31, 2006, revenues from one customer accounted for 37% of total revenues. During the three months ended March 31, 2005, revenues from one customer accounted for 33%, of total revenues. Management believes that the loss of one those customers will have a material impact on the Company’s financial position, results of operations and cash flows.

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

	For the Three Months Ended March 31,
	2006	2005
Net loss, as reported	$(6,380,641)	$(249,545)
Deduct: Total share-based employee compensation determined under fair value based method for all awards	-	30,550
Pro forma net loss	$(6,380,641)	$(280,095)
Basic and diluted net loss per common share
As reported	$(0.39)	$(0.05)
Pro forma	$(0.39)	$(0.05)

The fair value of stock options for pro forma reporting purposes were determined at the grant dates using the Black-Scholes option-pricing model with the following weighted-average assumptions for the three months ended March 31, 2005: volatility of 175%, a risk-free interest rate of 4.0%, expected life of 5 years and no dividend yield. All options outstanding were granted during the three months ended March 31, 2005.

Basic and Diluted Loss per Common Share - Basic and diluted loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding. At March 31, 2006 and 2005, there were 2,642,275 and 735,000, respectively, potentially issuable common shares that were excluded from the calculation of diluted loss per common share because their effect would have been anti-dilutive.

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

Prior to the above acquisitions, for a period of two years CBC and Oxford had common management, were sharing proceeds from capital raised on joint efforts, shared office space, made all key business decisions jointly and held a limited amount of securities in each other’s entity. In addition, both entities were using the same legal counsel and filing registration statements on SB-2’s with the Securities and Exchange Commission in anticipation of consolidating the group. After the acquisition each member of management held in excess of 10% of the outstanding common stock of the combined entity. The Company’s management could be considered “Promoters” as they were working directly with each other in founding and organizing the consolidated business. Accordingly, the net assets of Oxford were valued at their carryover basis at the time of acquisition. The operations of Oxford have been included in the accompanying consolidated financial statements from the date of acquisition on June 29, 2005. In addition, at the time of acquisition Oxford had warrants to purchase 387,500 shares of Oxford’s common stock at prices ranging from $1.00 to $3.00. The warrants were fully vested at the time of the acquisition and were assumed by the Company.

IT Network, Inc. - Oxford Media, Inc. through its wholly owned subsidiary, CBC, completed the acquisition of IT Net on September 1, 2005 with the Company issuing 400,000 shares of its common stock for the net assets of IT Net. The purchase price was valued at $800,000 with 50,000 shares of common stock valued at $100,000 allocable to the IT Net assets acquired and liabilities assumed with a fair value of $100,000 and 350,000 common shares valued at $700,000 charged to operations as a signing bonus as incentive for the former IT Net shareholders to join the Company as employees. The shares were valued at $2.00 per share which represented the fair value of stock issued in private placements just prior to the agreement to purchase IT Net. The Company acquired IT Net to operate the professional services side of the Company’s operations. The operations of IT Net have been included in the accompanying consolidated financial statements from the date of acquisition on September 1, 2005.

PDHK Services, Inc. - On December 31, 2005, the Company acquired PDHK through the issuance of 350,000 common shares valued at $700,000 or $2.00 per share which represented the average closing market price of the Company’s common stock at the time when the acquisition was agreed upon. In addition, under the acquisition agreement the Company assumed $158,000 of liabilities. PDHK was owned by two of the Company’s officers and shareholders. PDHK’s sole asset was the non exclusive rights to certain licenses and source code of software technology. The technology is to be used in the Company’s private broadband network. As the fair value of the Company’s common stock issued and the liabilities assumed were the most determinable value, the Company valued the software technology (see Note 3) at the combined amount of $858,000. The technology will be amortized over a period of five years based on the estimated useful life of the technology.

The unaudited pro forma financial results are displayed as if the acquisitions between CBC, BEAI, Oxford and PDHK took place on January 1, 2005. The unaudited pro forma results for the three months March 31, 2005 are listed below:

Pro forma operating loss for the three months ended 2005 was as follows:
Three Months Ended
March 31, 2005
Revenues	$1,032,827
Net loss	(714,815)
Net loss applicable to common shareholders	$(714,815)
Basic net loss per share	$(0.07)

NOTE 3 - SOFTWARE TECHNOLOGY

Software technology, acquired with the acquisition of Oxford, includes the encoding necessary to encode deliver and monitor its VOD systems and has an estimated useful life of three years. It is being amortized over the greater of three years or based on the number of installations of the Company’s VOD digital system, at a rate of approximately $3,250 per installation or $132,782 per quarter (three year amortization rate). The amortization expense for the three months ended March 31, 2006 and 2005 was $132,782 and zero, respectively. In December 2005, the Company acquired certain licenses and rights to source code of some technology through the acquisition of PDHK. The technology was valued at $858,000 based on the liabilities assumed and the fair value of the common stock issued. The Company utilizes this technology in the private broadband network utilizing WiMAX technology and is amortizing the value over five years. Amortization expense for the three months ended March 31, 2006 and 2005 was $42,900 and zero, respectively

NOTE 4 - WHOLESALE FINANCING CREDIT LINE

The Company maintains a $300,000 line of credit wholesale financing agreement with a finance company used for the Company’s purchases of computer hardware and software for resale to customers. Under the terms of the financing agreement, a line of credit was established with the finance company, which is secured by a letter of credit. Advances under the line of credit are provided as the Company purchases inventory. Principal and interest under the line of credit are due on the earlier of 60 days after the date of the advance and inventory purchase, or the date the Company sells the financed inventory. The interest rate varies for each advance and was 18% per annum at March 31, 2006. No interest is due if the amount advanced is paid within 60 days. The aggregate amount due under the line of credit was $300,000 and $171,710 at March 31, 2006 and December 31, 2005, respectively.

The Company has provided a $315,000 deposit with a bank that issued an irrevocable letter of credit to the finance company guaranteeing the wholesale financing agreement

NOTE 5 - NOTES PAYABLE

In February 2006, an investor in the Company’s preferred stock issued a note to the Company in the amount of $1,666,666 whereby the Company received $1,490,000 net of expenses. The note bears interest at 10% and is due with accrued interest on June 17, 2006. In connection with this bridge financing, the Company issued 200,000 shares of its common stock, valued at $440,000 and the lender agreed to convert the note into a capital financing of $9.0 million or more. The offering expenses of $176,666 and the fair value of the common stock issued of $440,000 was accounted for as a reduction to the proceeds as the fees were paid to parties related to the fund. The total discount of $616,666 is being amortized over the term of the note using the effective interest method. During the three months ended March 31, 2006, $216,666 of the discount was amortized to interest expense. As of March 31, 2006, $400,000 of the discount remained. In addition, under the terms of the note, the conversion price of the Preferred Stock was modified from $3.00 to $2.50 per share (Note 8).

On March 31, 2006 the Company borrowed $300,000 under short-term notes with third parties with interest at 7% per annum. The note plus accrued interest is due upon the earlier of June 29, 2006 or the raising of $9.0 million in a qualifying offering. In connection with the notes, the Company agreed to issue 45,000 shares of common stock valued at $90,000 based on the fair market value of the stock at the time of the transaction. The $90,000 was recorded as a discount to the notes and amortized using the effective interest method. As of March 31, 2006, no amounts had been amortized. This stock obligation is included in accrued liabilities as of March 31, 2006.

Subsequent to March 31, 2006, the Company borrowed an additional $100,000 (Note 10).

NOTE 6 - CONVERTIBLE NOTES PAYABLE TO RELATED PARTIES

Aggregate principal balances of convertible notes payable to related parties were $1,470,000 at March 31, 2006. Interest expense incurred on the accompanying statement of operations was $29,400 for the three months ended March 31, 2006 and 2005, each.

NOTE 7 - COMMITMENTS

Building Lease - The Company renewed the lease on its building effective March 1, 2006 for a five year period providing for minimum annual lease payments of $353,664.

Employment Contracts - The Company has entered into employment contracts with key executives (6 individuals) that are three year contracts and provide minimum annual payments of $1,725,000 plus normal vacation, severance and other employee benefits. The employment contracts include standard severance packages related to terminations. Three of the employment contracts require the issuance of an aggregate 1.4 million shares of common stock. As of March 31, 2006, 1.0 million of the shares were vested. The remaining 400,000 shares vest over the period of two years. At the time of grant, the value of common stock was determined to be approximately $2.00 per share based on the closing market price of the Company’s common stock on the date of issuance. The Company is expensing the value of the shares over the vesting period. During the three months ended March 31, 2006, the Company recorded $2,000,000 in stock-based compensation expense and is included under stock compensation on the accompanying statement of operations for the three months ended March 31, 2006.

Movie Studio Contract - The Company entered into a contract with a movie studio for movies to be provided through the Company’s VOD operations. The agreement requires minimum annual future movie royalty payments of $150,000 and $300,000 for the years beginning February 2007 and 2008, respectively.

NOTE 8 - EQUITY TRANSACTIONS

Series A Convertible Preferred Stock

In February 2006, the Company repriced its warrants issued previously in the preferred stock truncation to $0.05 per share. The Company valued the warrant at the date of modification, resulting in a charge of $473,708 to the statement of operations. As of the date of modification, the warrant was valued at $820,009 based upon the Black-Scholes option pricing model with the following assumptions: estimated volatility of 115%; risk-free interest rate of 4.4%; and an estimated life of the warrant of 0.01 years. Immediately, the warrant holder exercised the warrant for 400,000 shares of the Company’s common stock for $20,000. At the time of conversion the warrant liability of $820,009 was reclassified to additional paid-in capital.

In connection with the bridge financing discussed in Note 5, the conversion price of the preferred stock was modified from $3.00 to $2.50 per share. The Company valued the embedded conversion feature (“ECF”) at the date of modification resulting in a charge of $1,564,091 to the statement of operations. As of the date of modification, the fair value of the ECF was determined to be $2,763,794 based on the based upon the Black-Scholes option pricing model with the following assumptions: estimated volatility of 115%; risk-free interest rate of 4.4%; and an estimated life of 4.5 years.

At March 31, 2006, the Company recorded the fair value of the ECF resulting in a credit to statement of operations of $142,774. The fair value of the ECF was determined to be $2,621,021 based on the based upon the Black-Scholes option pricing model with the following assumptions: estimated volatility of 115%; risk-free interest rate of 4.4%; and an estimated life of 4.5 years.

Common Stock

Three Months Ended March 31, 2006:

The Company issued a letter of intent to acquire WTI Communications, Inc. (“WTI”) whereby the Company would issue 1,000,000 shares of its common stock for all the outstanding stock of WTI. The WTI transaction was conditioned upon approval by the California Public Utilities Commission. In February 2006, the Company and the principals of WTI agreed to cancel the merger negotiations and an agreement was entered into on March 31, 2006, whereby the shareholders of WTI would receive 160,000 shares of the Company’s common stock and other considerations to cover their expenses in connection with the proposed transaction. The shares were valued at $2.00 based on closing price on the date of the agreement. The total cost of the settlement was $434,000 and is included in general and administrative expenses in the statement of operations for the three months ended March 31, 2006.

In addition, the Company issued 30,000 shares of common stock to a former employee. The shares were valued at $60,000 based on the closing market price on the date of the agreement.

Three Months Ended March 31, 2005:

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

Warrants

In August 2005, the Company issued to a lender 166,667 warrants to purchase one share of common stock at $3.00 per share. The warrants were exercisable upon issuance and expire August 31, 2010. In February 2006, the Company repriced the exercise price of the warrants to $2.00 per share and issued an additional warrant for the purchase of 83,333 shares of common stock. The modification and issuance was valued at $164,331 based upon the Black-Scholes option pricing model with the following assumptions: estimated volatility of 115%; risk-free interest rate of 4.4%; and an estimated life of 4.5 years. The value was immediately expensed as interest expense to the statement of operations. The modification was done as an enticement for the holder to exercise.

NOTE 9 - SEGMENT INFORMATION

Management of the Company has identified the following reportable business segments. Prior to July 1, 2005 the Company operated solely in the IT consulting, security training and communications under CBC. Oxford commenced operations in its media segment in late 2005. Segment information for the three months ended March 31, 2006 is as follows:

			Oxford
	CBC	Oxford	Media, Inc.	Combined

Total Assets	$798,942	$1,752,979	$1,669,134	$4,221,055

Revenues	1,017,026	32,959	-	1,049,985

Operating Loss	(145,586)	(818,850)	(3,089,397)	(4,053,833)

Net Loss	$(175,820)	$(818,925)	$(5,385,896)	$(6,380,641)

NOTE 10 - SUBSEQUENT EVENTS

In April 2006, the Company borrowed $100,000 under a short-term note from a third party with interest at 7% per annum. The note plus accrued interest is due upon the earlier of June 29, 2006 or the raising of $9.0 million in a qualifying offering. In connection with the note, the Company agreed to issue 15,000 shares of common stock valued at $30,000 based on a fair market value of the stock at the time of the transaction, which will be reflected as a discount to the note and amortized using the effective interest method.

In April 2006, The Company issued 13,500 shares of its common stock, valued at $22,950 for investor relation services. The shares were valued based on the fair market value of the stock at the time of the transaction.

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

Our Business

In general, over the coming year, we plan to expand our business through both the growth of existing operations, and by acquiring related businesses and then using the benefits that come with these acquisitions to save costs and to increase our customer base and services as a combined entity.

The two related lines of business upon which we will focus are represented by our two subsidiaries, Oxford and CBC. For simplicity, we will discuss the specifics of each of these separately.

1. Oxford

Oxford provides proprietary hardware and software technology primarily for small to medium sized Multi-Dwelling Units and Hospitality properties for the cost-effective delivery of Video-on-Demand, on a Pay-Per-View basis.

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

Initial sales efforts for these customers were slower than anticipated, and so we switched our staffing and marketing approach in February by entering into distributorship arrangements with existing providers of Free-to-Guest Services to these targeted hospitality properties. This approach to marketing is expected to provide us with a sales force of distributors who already have relationships with our targeted customers.

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

Innovative Media Solutions. On February 27, 2006, we entered into a letter of intent to acquire Innovative Media Solutions, Inc. IMS is a privately held company and is the leading IFE provider of wireless connectivity, portable entertainment and content solutions, including the Terminal Data Loader, Portable Entertainment Appliance (PEA) Systems and Digital Prizzm. Both parties cancelled the letter of intent in May 2006.

2. Creative Business Concepts, Inc.

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

Off Balance Sheet Arrangements

As of March 31, 2006, there were no off balance sheet arrangements.

Liquidity and Capital Resources

Initial sales efforts to targeted customers were slower than anticipated. As a consequence, the $4,000,000 in funding we received from Palisades Master Fund LP (“Palisades”) on September 23, 2005 was not sufficient for the implementation of our business plan, as originally anticipated. Consequently, on February 17, 2006, we entered into a Bridge Loan Agreement (the “Loan Agreement”), again with Palisades, in which Palisades made a loan to us of $1,666,666.00 (the “Loan”). In addition to the note, we also issued to Palisades 200,000 shares of our common stock (the “Issued Shares”) as part of our consideration for making the Loan. The proceeds of the Loan are to be used solely for working capital and general corporate purposes. The note has an interest rate of 10% per annum and a maturity date of the earlier of (i) 120 days after the date of the note, or (ii) our receipt of gross proceeds of at least $9,000,000.00 in a financing or funding transaction.

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

Management now anticipates further financing will be necessary to complete its business plan and pay off the Loan. We have engaged an investment banking firm to raise a maximum of $15 million to allow us to complete for our future growth in the VOD business and further expansion into a wireless Private Broadband network using WiMAX technology. The funding is expected in the second quarter of 2006.

Results of Operations for Period Ending March 31, 2006

Revenues for the three months ended March 31, 2006 were $1,049,985 as compared with $1,032,827 for the three months ended March 31, 2005. The difference is generally the result of the ramping up of VOD sales through Oxford Media, Corp. Gross profit was $ 376,471 for the three months ended March 31, 2006 as compared with $257,410 for the three months ended March 31, 2005, with the improvement due to increased Service revenues versus Product revenues. Operating expenses were $ 4,430,304 for the three months ended March 31, 2006 as compared with $ $478,250 for the same period in the prior year. The increase was generally due the fact that operating expenses for the three months March 31, 2005 represented expenses for only Creative Business Concepts, Inc. whereas 2006 operating expenses included Creative Business Concepts, Inc. $556,203, Oxford Media Corp. of $784,704 and Oxford Media, Inc. of $ 3,089,397. Included in operating expenses was stock based compensation of $2,000,000. Other expense included interest expense of $431,980 including non cash items, for warrant repricing and stock for loan fees amounting to $380,997. Other expense included a loss on derivative liability of $1,895,025. The net loss for the three months ended March 31, 2006 was $6,380,641 as compared with a net loss of $249,545 for the three months ended March 31, 2005. The loss per share was $0.39 for the three months ended March 31, 2006 as compared with a $ 0.05 loss for the three months ended March 31, 2005

Item 3.	Controls and Procedures

Our chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report on Form 10-QSB. Based on this evaluation, our chief executive officer and chief financial officer concluded that these disclosure controls and procedures need improvement to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the requisite time periods.

In connection with its audit of the our consolidated financial statements for the year ended December 31, 2005, McKennon, Wilson & Morgan LLP, the Company’s independent accountants, advised management of certain significant internal control deficiencies that they considered to be, in the aggregate, a material weakness, including, inadequate staffing and supervision; substantiation and evaluation of certain general ledger account balances including the lack of reconciliations and improper cutoffs; lack of procedures and/or expertise needed to prepare all required financial disclosures; and evidence that employees lack the qualifications and training to fulfill their assigned functions. McKennon, Wilson & Morgan LLP indicated that they considered these deficiencies to be a material weakness as that term is defined under standards established by the American Institute of Certified Public Accountants. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal control from reducing to an appropriately low level the risk that material misstatements in our financial statements will not be prevented or detected on a timely basis. We considered these matters in connection with the quarter-end closing of accounts and preparation of financial statements as and for the quarter ended March 31, 2006 and determined that no prior period financial statements were materially affected by such matters.

In addition, the Company is currently in process of remediating such observations by McKennon Wilson & Morgan LLP. We plan on completing the integration of the accounting functions and responsibilities incurred from the merger of six companies within nine months, including the reverse merger into a public company. Accounting systems and procedures will be standardized. Accounting staffing will be increased to properly address the deficiencies in the internal control components that currently exist, which we believe will addresses each of the matters raised by, McKennon, Wilson & Morgan LLP.

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

On January 24, 2006, we issued 400,000 shares of our common stock to a holder of warrants for an equal number of shares of common stock upon due exercise of the warrant and our receipt of the exercise price contained in the warrant. This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933 pursuant to Regulation D, Rule 506, promulgated thereunder by the Securities and Exchange Commission. The shares were issued unrestricted pursuant to a registration statement filed with the Securities Exchange Commission and effective on January 5, 2006.

On February 17, 2006, we issued 200,000 shares of our common stock pursuant to a Bridge Loan Agreement as partial consideration for the bridge loan made pursuant to that Agreement This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

On February 16, 2006, we issued 800,000 shares of our common stock to one of our executives pursuant to an Employment Agreement dated February 15, 2006 (subject to substantial risks of forfeiture contained in that Employment Agreement). This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

On March 1, 2006, we issued 100,000 shares of our common stock to one of our executives pursuant to an Employment Agreement dated October 1, 2005. This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

On March 1, 2006, we issued 100,000 shares of our common stock to one of our executives pursuant to an Employment Agreement dated October 1, 2005. This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

On March 6, 2006, we issued 30,000 shares of our common stock to a former employee in connection with his employment agreement and the termination related agreement executed by that former employee. This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

On March 31, 2006, we issued 160,000 shares of our common stock pursuant to a Supplemental Settlement Agreement as partial consideration for a release of claims related to a cancelled proposed acquisition. This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

Except as noted, none of the securities described above have been registered with the Securities and Exchange Commission because they are believed to be exempt from registration under the Securities Act of 1933 pursuant to Regulation D, Rule 506, promulgated thereunder by the Securities and Exchange Commission, or generally under Section 4(2) of the Act. Each purchaser represented the intention to acquire the securities for investment only and not with a view toward distribution. Each investor was given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. The stock certificates issued to each recipient (other than the person exercising the warrants as noted above) contain an appropriate legend identifying it as restricted stock.

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended March 31, 2006.

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

Oxford Media, Inc.

Date: May 12, 2005	By:	/s/ Lewis Jaffe
Lewis Jaffe
	Title:	Chief Executive Officer