Form 10QSB
period 2006-06-30
OXFORD MEDIA, INC.
filed 2006-08-18
CIK 1285206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]   Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

[   ]   Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 000-51125

Oxford Media, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	20-3270909
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One Technology Drive Building H Irvine, California 92618
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,567,532 common shares as of August 15, 2006

Transitional Small Business Disclosure Format (check one): Yes [  ]   No [X]

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:

4	Condensed Consolidated Balance Sheet as of June 30, 2006;

5	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2006 and 2005;

6	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and 2005;

7	Condensed Consolidated Statement of Stockholders for the six months ended June 30, 2006

8	Notes Condensed Consolidated to Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2006 are not necessarily indicative of the results that can be expected for the full year.

OXFORD MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	June 30,	December 31,
	2006	2005

ASSETS
Current Assets
Cash	$599,493	$640,299
Accounts receivable, net	865,650	492,156
Inventory	136,695	178,181
Prepaid expenses and other current assets	212,204	22,165
Total Current Assets	1,814,042	1,332,801
Property and Equipment, net of accumulated depreciation of $428,623 and $341,837	412,535	329,829
Software Technology, net of accumulated amortization of $487,396 and $136,032	1,967,244	2,318,608
Other assets	504,278	54,195
Total Assets	$4,698,099	$4,035,433

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$406,353	$333,776
Accrued liabilities	602,586	576,851
Accrued interest	99,020	38,168
Deferred revenue	313,204	166,236
Current portion of capital lease obligation	5,832	6,187
Notes payable, net of discount of $236,000	3,430,666	-
Wholesale financing line of credit	319,375	171,710
Notes payable to related parties - current	247,000	247,000
Warrant liability	-	346,301
Conversion feature liability	3,305,751	1,199,704
Dividends payable	240,000	80,000
Total Current Liabilities	8,969,787	3,165,933
Long-Term Liabilities
Deferred revenue	288,000	-
Convertible notes payable to related parties	1,470,000	1,470,000
Capital lease obligation, net of current portion	4,205	7,910
Total Long-Term Liabilities	1,762,205	1,477,910
Commitments and Contingenicies
Preferred stock- $0.001 par value per share; 1,000,000 authorized; Series A - 4,000 shares issued and outstanding at June 30, 2006 and December 31, 2005, liquidation preference of $4,240,000	4	4
Stockholders' Deficit
Common stock - $0.001 par value; 100,000,000 shares authorized; 18,162,807 and 15,580,386 shares outstanding, respectively	18,163	15,580
Additional paid-in capital	10,892,106	5,577,724
Accumulated deficit	(16,944,166)	(6,201,718)
Total Stockholders' Deficit	(6,033,897)	(608,414)
Total Liabilities and Stockholders' Deficit	$4,698,099	$4,035,433

See accompanying notes to condensed consolidated financial statements.

OXFORD MEDIA INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005

Revenue
Services provided	$563,665	$623,177	$1,147,017	$1,010,356
Products sold	1,099,207	373,235	1,565,840	1,018,883
Total Revenue	1,662,872	996,412	2,712,857	2,029,239

Costs of Revenue
Cost of services provided	247,188	289,154	572,324	504,175
Cost of products sold	933,346	325,196	1,281,724	885,592
Total Cost of Revenue	1,180,534	614,350	1,854,048	1,389,767
Gross Profit	482,338	382,062	858,809	639,472

Stock based compensation	590,000	-	2,590,000	-
General and administrative expenses	2,851,205	645,730	5,281,509	1,142,978
Loss From Operations	(2,958,867)	(263,668)	(7,012,700)	(503,506)

Other Income(Expense)
Interest income	1,195	-	1,392	-
Interest expense	(559,405)	(28,675)	(991,385)	(57,380)
Loss on derivative liability	(684,730)	-	(2,579,755)	-

Net Loss	(4,201,807)	(292,343)	(10,582,448)	(560,886)

Preferred Dividends	(80,000)	-	(160,000)	-

Net Loss Applicable to Common Stockholders	$(4,281,807)	$(292,343)	$(10,742,448)	$(560,886)

Basic and Diluted Net Loss per Common Share	$(0.24)	$(0.06)	$(0.63)	$(0.11)

Weighted-Average Common Shares Outstanding	17,790,472	5,192,500	17,076,149	5,174,286

See accompanying notes to condensed consolidated financial statements.

OXFORD MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2006	2005

Cash Flows from Operating Activities
Net loss	$(10,582,448)	$(560,886)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	71,122	38,720
Amortization of software technology	351,364	-
Amortization of debt discount	811,666	-
Stock based compensation	2,590,000	10,000
Modification of warrant	164,331	-
Stock issued in cancellation of proposed acquisition	320,000	-
Stock issued in settlement of employment liability	60,000	-
Stock issued for consulting contracts	461,625	-
Loss on derivative liability	2,579,755	-
Changes in operating assets and liabilities:
Accounts receivable	(373,493)	172,172
Inventory	41,486	(18,882)
Prepaid expenses	(118,039)	(16,090)
Other assets	-	(1,192)
Accounts payable	72,577	83,430
Accrued liabilities	25,735	(1,243)
Deferred revenue	74,967	11,025
Accrued interest	60,852	49,788
Net Cash Used in Operating Activities	(3,388,500)	(233,158)
Cash Flows from Investing Activities
Cash received in acquisition of Oxford Media Corp.	-	281
Purchase of property and equipment	(153,828)	(18,243)
Other assets	(162,083)	(6,470)
Net Cash Used in Investing Activities	(315,911)	(24,432)
Cash Flows from Financing Activities
Proceeds from issuance of notes payable, net expenses	3,500,000	115,000
Proceeds from exercise of warrant	20,000	-
Issuance of common stock for cash	-	125,000
Net borrowings (payments) on wholesale financing line of credit	147,665	(93,907)
Principal payments on capital lease obligation	(4,060)	7,336
Net Cash Provided by Financing Activities	3,663,605	153,429
Net Increase (Decrease) in Cash	(40,806)	(104,161)
Cash at Beginning of Period	640,299	111,115

Cash at End of Period	$599,493	$6,954

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$54,794	$3,271

Supplemental Schedule of Noncash Investing and Financing Activities
Common stock issued as debt issue costs	$590,000	$-
Warrant liability reclassed to APIC upon exercise	$820,009	$-

See accompanying notes to condensed consolidated financial statements.

OXFORD MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
For the six months ended June 30, 2006
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2005	15,580,386	$15,580	$5,577,724	$(6,201,718)	$(608,414)
Stock issued for warrant conversion	400,000	400	19,600	-	20,000
Conversion of warrants	-	-	820,009	-	820,009
Stock issued in connection with employments agreements	1,000,000	1,000	1,999,000	-	2,000,000
Stock issued in commection with settlement of employment contract	393,333	394	589,606	-	590,000
Stock issued in connection with issuance of note payable	275,000	275	589,725	-	590,000
Warrants issued in connection with note payable			291,000	-	291,000
Repricing of warrant	-	-	164,331	-	164,331
Stock issued for payment of liability	30,000	30	59,970	-	60,000
Stock issued in settlement of cancellation of a proposed acquisition	160,000	160	319,840	-	320,000
Stock issued in consulting contracts	324,088	324	461,301	-	461,625
Dividend on preferred stock	-	-	-	(160,000)	(160,000)
Net loss	-	-	-	(10,582,448)	(10,582,448)
Balance - June 30, 2006	18,162,807	$18,163	$10,892,106	$(16,944,166)	$(6,033,897)

See accompanying notes to condensed consolidated financial statements

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

Business - Through CBC, we provide consulting services to information technology (“IT”) clients regarding IT networking and security. In addition, we provide IT training services to clients. The consulting and training services are provided primarily to government and industry clients in Southern California. We also purchase, assemble, install and sell IT networking hardware and related software and provide network maintenance services. During 2003, we began a telecommunications brokerage business, became an agent for competitive local exchange carriers and began brokering local telephone and data transfer services to our IT consulting clients.

Through Oxford, we provide services to the lodging industry. These services include the sale of video-on-demand (VOD) systems, delivery of the content which includes on-demand movies, television and the internet. We use the technology obtained from PDHK to support our private broadband network.

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

Interim Financial Statements - The interim condensed consolidated financial statements are unaudited. In the opinion of management, all adjustments have been made, consisting of normal recurring items, that are necessary to present fairly our financial position as of June 30, 2006 as well as the results of operations for the three months and six months ended June 30, 2006 and 2005 in accordance with accounting principles generally accepted in the United States of America. The results of operations for any interim period are not necessarily indicative of the results for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our December 31,2005 Annual Report on Form 10-KSB.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our financial statements and the accompanying notes. Actual results could differ from those estimates.

Going Concern Consideration - Our condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  We have suffered losses from operations and negative cash flows from operating activities during the year ended December 31, 2005 and the six months ended June 30, 2006. We had a working capital deficiency at June 30, 2006 of $7,155,744. These factors raise substantial doubt about our ability to continue as a going concern. During the quarter ended June 30, 2006, we obtained new short-term debt financing in the amount of $1,700,000. Subsequent to June 30, 2006, we entered into additional financing transactions, see Note 8.

To obtain profitable operations, our management plans to increase revenues by including the rollout of its VOD systems in the hospitality industry, along with increasing revenues from network consulting and telecommunications. In addition, management plans to finance future operations through private or public issuances of our common stock or other equity securities; however, the successfulness of these efforts cannot be assured and may not be available on terms acceptable to us at the time the financing is needed.

We have engaged an investment banking firm to raise a maximum of $15 million to allow us to fund our ongoing operations, as well as allowing for our future growth in the VOD business and further expansion into a wireless private broadband network using WiMAX technology. We expect to receive the funding in the 3rd and 4th quarters of 2006. There is no assurance that the proceeds from future financings will be sufficient to obtain profitable operations.

Software Development Costs - Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” states that all costs incurred in connection with the development of software subsequent to technological feasibility should be capitalized until such time that the software is essentially completed. Management believes the Company’s software is completed concurrent with the establishment of technological feasibility. Therefore, no costs have been capitalized in connection with software development.

Revenue Recognition - We recognize revenues under the following principles:

For guest pay services revenue is derived from providing in-room video-on-demand. This service is typically purchased on a per-view basis. We recognize revenue from the sale of these services in the period in which such services are sold to the hotel guest and when collection is reasonably assured. At the time of order we track the usage of such services through our VOD system as evidence of the transaction. In addition, at the time of delivery no additional performance obligation exists. The pricing of these transactions is established through our contract with the hotel. In addition, we record revenues for providing the content on the gross basis as we are ultimately responsible for the delivery of the content. Additionally, we possess the licenses with the movie studios and are ultimately liable for the payment of royalties.

In addition to providing content, we sell VOD systems to the hospitality industry through a network of dealers. At the time of sale, we generally require the end user to enter into a content agreement. Under the content agreement we provide such services as training, customer support and loading of content. As more VOD systems are sold, we expect to establish vendor specific evidence on the elements and expect to recognize a portion of the sale of the VOD system upon shipment. Thus, revenues from the sale of the VOD systems are being recognized ratably over the period of the content agreement, which is generally five years. As more VOD systems are sold, we expect to establish vendor specific objective evidence on the elements and expect to recognize the sale of the VOD system upon shipment. We record the sales price to the dealer as revenue as we do not participate in the negotiations between the dealer and the hotel. In addition, we amortize the cost of the VOD system over the service period. As of June 30, 2006, costs deferred, which are included in prepaid expenses and other current assets, and other assets, aggregated approximately $360,000.

Revenue from IT consulting agreements is recognized over the term the services are performed. Payments from customers for future services are deferred and recognized as earned. Revenue from the sale of hardware is recognized upon shipment by the Company to the customer as long as no future obligation exists. Estimated shipping and handling costs are considered in establishing product prices billed to customers and are included in sales, the costs of which are included in cost of sales. Revenue for installation services, if performed by the Company, is recognized when the services are performed and no future obligation exists.  Telecommunications brokerage commissions are recognized as received.

Concentrations - We perform periodic credit evaluations of our customers and do not typically require collateral.  We, from time to time, require new customers to pay for services in advance of performance.  We maintain reserves for potential credit losses, and historically, such losses have been within management expectations. As of June 30, 2006, we had accounts receivable from two customers that accounted for 47.3% of accounts receivable.  During the six months ended June 30, 2006, revenues from one customer accounted for 35.3% of total revenues.  Management believes that the loss of one of these customers will have a material impact on our financial position, results of operations and cash flows.

We use various distributors to provide products for resale. Management believes that the loss of one or more of those distributors would not have a material impact on our financial position, results of operations and cash flows.

Share-Based Compensation - We account for our share-based compensation issued to non-employees using the fair value method in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”. Under SFAS No. 123, share-based compensation is determined as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  The measurement date for these issuances is the earlier of the date at which a commitment for performance by the recipient to earn the equity instruments is reached or the date at which the recipient’s performance is complete.

Prior to January 1, 2006, the Company accounted for share-based compensation to employees under the recognition method and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Under Accounting Principles Board Opinion No. 25, compensation related to stock options is recorded if an option’s exercise price on the measurement date is below the fair value of our common stock and amortized to expense over the vesting period. Compensation expense for stock awards or purchases, if any, is recognized if the award or purchase price on the measurement date is below the fair value of our common stock and is recognized on the date of award or purchase. In January 2005, we granted stock options to purchase 320,000 common shares, with no intrinsic value, under the newly-adopted 2005 Stock Plan. The effect on net loss and net loss per common share if we had applied the fair value recognition provisions of SFAS No. 123 to employee stock-based compensation is as follows:

	For the Three Months ended June 30, 2005	For the Six Months ended June 30, 2005

Net loss as reported	$(292,343)	$(560,886)

Deduct: Total share based compensation determined under fair value based method for all awards	(590,450)	(621,000)
Pro forma net loss	$(882,793)	$(1,181,886)
Basic and diluted net loss per common share
As reported	$(0.06)	$(0.11)
Pro forma	$(0.17)	$(0.23)

The fair value of stock options for pro forma reporting purposes were determined at the grant dates using the Black-Scholes option-pricing model with the following weighted-average assumptions for the three and six months ended June 30, 2005: volatility of 175%, a risk-free interest rate of 4.0%, expected life of 5 years and no dividend yield.

Basic and Diluted Loss per Common Share - Basic and diluted loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding. For the three and six months ended June 30, 2006, there were 4,411,438 and 4,394,444, respectively, potentially issuable common shares that were excluded from the calculation of diluted loss per common share because their effect would have been anti-dilutive. Shares excluded during the three and six months ended June 30, 2005 were 1,558,250, respectively.

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

Prior to the above acquisitions, for a period of two years CBC and Oxford had common management, were sharing proceeds from capital raised on joint efforts, shared office space, made all key business decisions jointly and held a limited amount of securities in each other’s entity. In addition, both entities were using the same legal counsel and filing registration statements on SB-2’s with the Securities and Exchange Commission in anticipation of consolidating the group. After the acquisition each member of management held in excess of 10% of the outstanding common stock of the combined entity. Our management could be considered “Promoters” as they were working directly with each other in founding and organizing the consolidated business. Accordingly, the net assets of Oxford were valued at their carryover basis at the time of acquisition. The operations of Oxford have been included in the accompanying consolidated financial statements from the date of acquisition on June 29, 2005. In addition, at the time of acquisition Oxford had warrants to purchase 387,500 shares of Oxford’s common stock at prices ranging from $1.00 to $3.00. The warrants were fully vested at the time of the acquisition and were assumed by us.

The unaudited pro forma financial results are displayed as if the acquisitions between CBC, BEAI and Oxford took place on January 1, 2005. The unaudited pro forma results for the six months June 30, 2005 are listed below:

Six Months Ended June 30, 2005
Revenues	$2,029,239
Net loss	(1,514,198)
Net loss applicable to common shareholders	$(1,514,198)
Basic net loss per share	$(0.11)

NOTE 3 - PROPOSED AQCUISITION

On July 19, 2006 and as amended on August 3, 2006, a Stock Purchase Agreement was executed whereby we would acquire all the issued and outstanding shares of SVI Hotel Corporation’s (“SVI”) lodging segment for $5,850,000 cash, 1,600,000 shares of our common stock, a convertible note payable of $2,350,000 due July 15, 2008, a warrant to purchase 1,000,000 shares of our common stock at $1.00 per share, a note payable of $100,000 due in January 2007, $500,000 in service credits available to SVI Systems, Inc. and a potential earn out not to exceed $4,000,000. SVI is a provider of in-room entertainment to the lodging industry. The convertible note payable of $2,350,000 incurs interest at prime plus one and one-half percent (1.5%) and is convertible into 1,342,857 shares of our common stock. Initially, the transaction was supposed to close in July 2006. However, the acquisition is dependant upon us securing sufficient funding. On August 4, 2006, under the terms of the amended agreement we paid a $1,000,000 non refundable deposit which is to be applied against the purchase price provided the transaction closes prior to September 15, 2006.

NOTE 4 - NOTES PAYABLE

Palisades $1,666,666 Note

In February 2006, an investor in our preferred stock issued a note to us in the amount of $1,666,666 whereby we received $1,490,000 net of expenses. The note bears interest at 10% and was due with accrued interest the sooner of June 17, 2006 or the closing of a financing round in excess of $9.0 million. In connection with this bridge financing, we issued 200,000 shares of its common stock, valued at $440,000. In addition, under the terms of the note, the conversion price of the Preferred Stock was modified from $3.00 to $2.50 per share. The offering expenses of $176,666 and the fair value of the common stock issued of $440,000 was accounted for as a reduction to the proceeds as the fees were paid to parties related to the fund. The total discount of $616,666 was amortized over the term of the note using the effective interest method. During the three and six months ended June 30, 2006, $339,334 and $616,666 of the discount was amortized to interest expense, respectively. In June 2006, the holder extended the due date of the note until July 3, 2006 for a fee of $16,667 and an adjustment of the conversion price of their Preferred Stock to $1.00 per share (see Note 6). On July 16, 2006, we issued 130,000 shares to the note holder for an additional extension of the notes to July 19, 2006. The value of the common shares issued was determined to be $132,600 based on the fair value of the common stock on the date of the transaction.

On July 31, 2006, we verbally agreed to issue to the holder 2,153,846 shares of our common stock for a further extension of the note for 6 months. The shares were valued at $2,476,922 based upon the fair value of the common stock on the date of the transaction. Immediately after the extension, on August 3, 2006, we entered into an agreement with the holders whereby the principal balance of the notes of $1,666,666 plus accrued interest of $21,296, fees of $16,667 and the 2,153,846 common shares issued under the previous amendment were converted into 3,857 shares of Series B Preferred Stock (See Note 8).

Palisades $1,000,000 Note

On August 4, 2006, the same party discussed above loaned us $1,000,000 under a secured note payable under the following summarized terms: 18% interest; all amounts due at the earlier of 90-days or the closing of the SVI acquisition; secured by a second lien on all assets.

Longview $1,500,000 Note

On May 26, 2006, we borrowed $1,500,000 under a short-term note incurring interest at 12%. The note is secured by an UCC-1 filing on all of our assets. The note is due on November 26, 2006 with interest payable quarterly. In connection with the note, we issued a warrant to purchase 450,000, shares of common stock at $1.50 per share expiring in five years. We allocated the proceeds received to the note and warrants based on their relative fair values. We allocated $291,000 to the warrants and the remaining portion to the notes. The value of the warrant was based upon the Black-Scholes option pricing model with the following assumptions: estimated volatility of 105%; risk-free interest rate of 4.9%; and an estimated life of 5 years was recorded as a discount to the notes and amortized using the effective interest method. The allocation to the warrants resulted in a discount to the note of $291,000. During the three and six months ended June 30, 2006, we amortized $55,000 of the discount to interest expense. As of June 30, 2006, a discount of $236,000 remained.

The holders of the warrants have certain registration rights. After 151 days of issuance, October 24, 2006, the holders may demand that the shares underlying the warrant be registered. Upon this demand we will have 120 days to file a registration statement and caused to be effective within 150 days. If the demand has been made and the registration statement has not been deemed effective we will incur significant penalties. The penalties are liquidated damages equal to two percent (2%) for each thirty (30) days (or such lesser pro-rata amount for any period of less than thirty (30) days) of the principal and accrued interest on the outstanding note. As of June 30, 2006, we accounted for the allocated value of the warrants as equity as the holders currently do not have the ability to demand registration.

Other Notes

On March 31, 2006 and April 4, 2006, we borrowed an aggregate of $400,000 under short-term notes with third parties incurring interest at 7% per annum. The notes plus accrued interest is due upon the earlier of dates ranging from June 29, 2006 to July 3, 2006 or the raising of $9.0 million in a qualifying offering. In connection with the notes, we issued 60,000 shares of common stock valued at $120,000 based on the fair market value of the stock at the time of the transactions. The value of the common stock was recorded as a discount to the notes and amortized using the effective interest method. During the three and six months ended June 30, 2006, we amortized $120,000 of the discount to interest expense. The notes are currently in default.

On May 15, 2006, we borrowed $100,000 under a note agreement with interest at 8%. The notes plus accrued interest is due upon the earlier of August 13, 2006, or the raising of $9.0 million in a qualifying offering. In connection with the note, we issued 15,000 shares of common stock valued at $30,000 based on the fair market value of the stock at the time of the transactions. The value of the common stock was recorded as a discount to the notes and amortized using the effective interest method. During the three and six months ended June 30, 2006, we amortized $30,000 of the discount to interest expense. The note is currently in default.

NOTE 5 - COMMITMENTS

Building Lease - We renewed the lease on its building effective March 1, 2006 for a five year period providing for minimum annual lease payments of $353,664.

Employment Contracts - We have entered into employment contracts with key executives (6 individuals) that are three year contracts and provide minimum annual payments of $1,725,000 plus normal vacation, severance and other employee benefits. One such agreement was with an officer who terminated employment with us in May 2006. Under the terms of the settlement agreement the officer received 393,333 shares of common stock in exchange for the cancellation of the employment contract. We valued the shares of common stock at $590,000 based on the fair value of our common stock on the date of the transaction. No additional compensation is due to this officer. The value of the common stock was charged to stock based compensation in the amount of $590,000 in the three months and six months ended June 30, 2006.

NOTE 6 - EQUITY TRANSACTIONS

Series A Convertible Preferred Stock

In February 2006, we re-priced its warrants issued previously in the Series A Convertible Preferred Stock transaction to $0.05 per share. We valued the warrant at the date of modification, resulting in a charge of $473,708 to the statement of operations during the six months ended June 30, 2006. As of the date of modification, the warrant was valued at $820,009 based upon the Black-Scholes option pricing model with the following assumptions: estimated volatility of 115%; risk-free interest rate of 4.4%; and an estimated life of the warrant of 0.01 years. Immediately, the warrant holder exercised the warrant for 400,000 shares of our common stock for $20,000. At the time of conversion the warrant liability of $820,009 was reclassified to additional paid-in capital.

In connection with the bridge financing discussed in Note 4, the conversion price of the preferred stock was modified from $3.00 to $2.50 per share. We valued the embedded conversion feature (“ECF”) at the date of modification resulting in a charge of $1,564,091 to the statement of operations. As of the date of modification, the fair value of the ECF was determined to be $2,763,794 based on the based upon the Black-Scholes option pricing model with the following assumptions: estimated volatility of 115%; risk-free interest rate of 4.4%; and an estimated life of 4.5 years.

As discussed in Note 4, we modified the conversion price of the Series A Preferred Stock to $1.00 per share on June 30, 2006. The fair value of the ECF on June 30, 2006, was determined to be $3,305,751 based on the based upon the Black-Scholes option pricing model with the following assumptions: estimated volatility of 105%; risk-free interest rate of 5.1%; and an estimated life of 4.5 years which resulted in a charge to operations of $684,730 during the three months ended June 30, 2006.

Common Stock

In 2005, we issued a letter of intent to acquire WTI Communications, Inc. (“WTI”) whereby we would issue 1,000,000 shares of its common stock for all the outstanding stock of WTI. The WTI transaction was conditioned upon approval by the California Public Utilities Commission. In February 2006, we agreed with the principals of WTI to cancel the merger negotiations and an agreement was entered into on March 31, 2006, whereby the shareholders of WTI would receive 160,000 shares of our common stock and other considerations to cover their expenses in connection with the proposed transaction. The shares were valued at $2.00 based on closing price on the date of the agreement. The total cost of the settlement was $434,000 and is included in general and administrative expenses in the statement of operations for the six months ended June 30, 2006.

In March 2006, we issued 30,000 shares of common stock to a former employee for services performed. The shares were valued at $60,000 based on the fair value of the common stock on the date of the agreement and included in general and administrative expenses.

During three and six months ended June 30, 2006, we issued 324,088 shares of common stock valued at $461,625 for consulting services and investor relation services. The shares were valued based on the fair value of the common stock on the date of the agreements and included in general and administrative expenses.

Warrants

In August 2005, we issued to a lender 166,667 warrants to purchase one share of common stock at $3.00 per share. The warrants were exercisable upon issuance and expire August 31, 2010. In February 2006, we repriced the exercise price of the warrants to $2.00 per share and issued an additional warrant for the purchase of 83,333 shares of common stock. The modification and issuance was valued at $164,331 based upon the Black-Scholes option pricing model with the following assumptions: estimated volatility of 115%; risk-free interest rate of 4.4%; and an estimated life of 4.5 years. The value was immediately expensed as interest expense to the statement of operations. The modification was done as an enticement for the holder to exercise.

NOTE 7 - SEGMENT INFORMATION

We have identified the following reportable business segments. Prior to July 1, 2005 we operated solely in the IT consulting, security training and communications under CBC. Oxford commenced operations in its media segment in December 2005. Segment information for the three and six months ended June 30, 2006 is as follows:

				Oxford
		CBC	Oxford	Media, Inc.	Combined

Total Assets	June 30, 2006	$1,100,355	$2,039,684	$1,558,060	$4,698,099

Revenues	Three months ended June 30, 2006	1,594,995	67,877	-	1,662,872
Revenues	Six months ended June 30, 2006	2,612,021	100,836	-	2,712,857

Operating Income (Loss)	Three months ended June 30, 2006	177,330	(1,003,908)	(2,132,289)	(2,958,867)
Operating Income (Loss)	Six months ended June 30, 2006	1,510	(1,822,833)	(5,191,377)	(7,012,700)

Net (Income) Loss	Three months ended June 30, 2006	145,882	(1,003,908)	(3,323,781)	(4,281,807)
Net Loss	Six months ended June 30, 2006	$(59,938)	$(1,822,833)	$(8,699,677)	$(10,582,448)

NOTE 8 - SUBSEQUENT EVENTS

On July 31, 2006, we issued 274,725 shares of its common stock as payment for accrued dividends of $240,000 on the Series A Convertible preferred stock.

In August 2006, we converted notes payable to Palisades in the amount of $1,666,666, accrued interest of $21,296, fees of $16,667 and 2,153,846 common shares held into 3,857 shares of Series B Preferred Convertible Preferred Stock (“Series B”). The Series B carries a par value of $0.001 per share, 3,857 shares authorized, a stated and liquidated value of $1,000 per share plus any accrued but unpaid dividends, fees, and liquidated damages as provided for under the preferred stock designation. Dividends accrue at 8% of the stated value and are payable in cash quarterly, beginning on September 1, 2006, while the Series B is outstanding. The Series B is convertible, at the option of the holder, into 3,857,000 shares of our common stock, or at a rate of $1.00 per share, subject to certain anti-dilution provisions. The Series B carries no voting rights, except with respect to changes to the terms of the Preferred Stock. Concurrent with the private placement, we entered into a Registration Rights Agreement under which we are required to register for resale with the U.S. Securities and Exchange Commission 150% of the shares into which the Preferred Stock is convertible to pay the costs of the registration. The registration statement is required to be filed within 45 day of the agreement execution date and effective within 120 days. Upon the event of a non-filing, we will be required to pay liquidating damages of 1.5% per month of the carrying value of the Series B. In addition, the Series B may be required to be redeemed upon the default of certain provisions.

Currently, we are addressing how the transaction will be recorded. Key items being analyzed include whether the conversion of the items held by Palisades into the Series B represented a troubled debt restructuring and whether the conversion feature of the Series B should be recorded as equity or a liability due to the reset and registration right provisions. We expect this transaction to have a material effect on our financial statements during the three and nine months ended September 30, 2006.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Critical Accounting Policies

Refer to our 2005 Annual Report on Form 10-KSB for further discuss of existing critical accounting policies.

We have commenced delivery of guest-pay services providing in-room, video-on-demand. This service is typically purchased on a per-view basis. We recognize revenue from the sale of these services in the period in which such services are sold to the hotel guest and when collection is reasonably assured. At the time of order we track the usage of such services through our VOD system as evidence of the transaction. In addition, at the time of delivery no additional performance obligation exists. The pricing of these transactions is established through our contract with the hotel. In addition, we record revenues for providing the content on the gross basis as we are ultimately responsible for the delivery of the content. We possess the licenses with the movie studios and are ultimately liable for the payment of royalties.

In addition to providing content, we sell VOD systems to the hospitality industry through a network of dealers. At the time of sale, we require the end user to enter into a maintenance and content agreement. Under the maintenance and content agreement we provide such services as maintenance, training, customer support and loading of content. Currently, the VOD server, software, and related upgrades, maintenance and customer service elements are not separable due to our limited operating history. Thus, revenues from the sale of the VOD systems are being recognized ratably over the period of the maintenance and content agreement, which is generally five years. As more VOD systems are sold, we expect to establish vendor specific evidence on the elements and expect to recognize a portion of the sale of the VOD system upon shipment. We record the sales price to the dealer as revenue as we do not participate in the negotiations between the dealer and the hotel. In addition, we capitalize and amortize the cost of the VOD system over the service period.

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

Oxford provides hardware and proprietary software technology primarily for small to medium sized Hospitality properties for the cost-effective delivery of Video-on-Demand, on a Pay-Per-View basis.

In developing our base for the future deployment of WIMAX technology for our private wireless broadband network which allows us to deliver content and broadband Internet access to areas surrounding our Hospitality customers, we are acquiring rooftop rights from these customers. We expect WIMAX Deployment in the 2nd quarter of 2007.

Initial sales efforts for these customers were slower than anticipated, and so we switched our staffing and marketing approach in February 2006 by entering into distributorship arrangements with existing providers of Free-to-Guest Services to these targeted hospitality properties. With this approach in place, we were able to substantially improve our initial poor sales efforts relatively quickly. By June 30, 2006, we had signed up 28 distributors. This new distribution channel resulted in bookings of 65 new customers by June 30, 2006.  Management now estimates our growth to include over 200 Hospitality properties by the end of 2006.

SVI Hotel Corporation. On May 26, 2006, we entered into a binding Memorandum Agreement with SVI Systems, Inc. to acquire from SVI all of the issued and outstanding shares of capital stock of SVI Hotel Corporation, which is the wholly owned subsidiary of SVI. SVI Hotel Corporation (“Hotel Corporation”) is a leading provider of Video-On-Demand movie systems, Free-to-Guest satellite systems, and high-speed Internet and information solutions to the hospitality industry. .

On July 19, 2006, we entered into a Stock Purchase Agreement with SVI which was amended on August 3, 2006. Under this Stock Purchase Agreement we agreed to acquire all the common stock of SVI for $5,850,000 cash, 1,600,000 of our shares of common stock, a convertible note payable of $2,350,000 due July 15, 2008, warrants to purchase 1,000,000 shares of our common stock at $1.00 per share, a note payable of $100,000 due in January 2007, $500,000 in service credits to SVI Systems, Inc. in the amount of $500,000 and a potential earn out not to exceed $4,000,000. The convertible note payable of $2,350,000 incurs interest at prime plus one and one-half percent (1.5%) and is convertible into 1,342,857 shares of our common stock. Initially the transaction was supposed to close in July 2006; however, the acquisition is dependant upon our obtaining sufficient funding. On August 4, 2006, under the terms of the amended agreement we paid a $1,000,000 non-refundable deposit which is to be applied against the purchase price provided the transaction closes prior to September 15, 2006.

SVI has been in VOD business for 18 years and has an installed base in excess of 1,900 hotels and 155,000 rooms. Revenues for their Hospitality business in 2005 were $13,336,805 in the year ended December 31, 2005.

As we continue to grow our core Hospitality business in Oxford, we believe that the proposed acquisition of SVI Hotel Corporation will bring substantial synergies consisting of their installed base and Oxford’s new technology.

2.	CBC

Much like Oxford, CBC has been seeking to expand its client base and thus its operations through the acquisitions of related businesses. On September 1, 2005, we acquired, through CBC, IT Networks, Inc., a boutique engineering and technology firm located in Orange County, California specializing in security architecture, Voice over Internet Protocol technology, infrastructure design, project management and convergence of technologies. The acquisition has enhanced our operations by adding experience, capacity and technology management to CBC’s current engineering division which resulted in an operating profit in the three months ended June 30, 2006.

In the second quarter, CBC continued to expand its product and services portfolio in the Information Security market.  New partnerships were established with product suppliers, specifically in the areas of content management, network access control and endpoint security.  The technologies provided through these partnerships, combined with CBC’s recognized security expertise, provide customers with the best of breed solutions for securing and managing their critical I.T. Systems and Data.  In addition, these partnerships allow CBC to expand its marketing reach into larger, Enterprise-level organizations, to leverage CBC’s recognized expertise in Information Security and I.T. Infrastructure deployment.

Recent Board Changes

On May 16, 2006, Mr. Tom Hemingway stepped down as a Board member and as Chairman of the Board of Directors. Mr. Hirschman, a member of the Board of Directors since February 2006, was appointed by our Board to serve as Interim Chairman while the Board reviews candidates to fill the position of permanent Chairman. On May 31, 2006, the Board unanimously appointed Mr. David P. Malm to the Board of Directors who, along with Messrs. Nicholas Yocca and Stanley A. Hirschman, complement our Board with a majority of independent members.

Off Balance Sheet Arrangements

We currently do not have any such arrangements.

Liquidity and Capital Resources

We have suffered losses from operations and negative cash flows from operating activities during the year ended December 31, 2005 and the six months ended June 30, 2006. We also have a working capital deficiency as of June 30, 2006 of $7,155,745. These factors raise substantial doubt about our ability to continue as a going concern. During the quarter ended June 30, 2006, we obtained new short-term debt financing in the amount of $1,700,000. On August 4, 2006, the Company borrowed $1,000,000 under a secured note payable under the following summarized terms: 18% interest; all amounts due at the earlier of 90-days or the closing of the SVI acquisition; secured by a second lien on all assets.

As a result of our working capital deficit and losses from operations, the success of our business plan in the next 12 months is contingent upon us obtaining additional financing. Furthermore, as a condition to closing the transaction to acquire SVI Hotel Corporation, we are required to obtain financing to fund consideration of $5.85 million in cash, $2.35 million in the form of a convertible promissory note, and other equity consideration, with up to an additional $4 million of consideration as part of an “earn-out” provision. We are also in need of financing to provide for working capital and general corporate purposes.

In order to fulfil these stated objectives and to continue our business as a going concern, we have taken advantage of significant financing opportunities during the current reporting period and have refinanced our prior debt, as more fully explained below.

In June 2006, Palisades Master Fund LP (“ Holder”) of the $1,666,666 note payable extended the due date of the note until July 3, 2006 for a fee of $16,667 and an adjustment of the conversion price of their Preferred Stock to $1.00 per share. On July 16, 2006, we paid 130,000 shares to extend the due date of the notes to July 19, 3006. The value of the shares of $132,600 was expensed to interest expense.

On July 31, 2006 we agreed to issue to Holder 2,153,846 shares of our common stock in exchange for the agreement of the holder to extend the term of its $1,666,666 note payable. While no definitive agreements were executed in regard to this transaction, the following terms were agreed to by us:

A new note (the “Note”) was to be executed in the full amount of the outstanding principal balance and all accrued and unpaid interest. The Note was to be at 10% interest, have a maturity date of 6-months, and will be extended by the Noteholder, at no additional fee, if required by the lender in the SVI Financing Facility, to a maturity date of 91-days after the maturity date for that lender. The Note would be fully secured, subordinated to the Senior Lender’s senior position, and the Noteholder agrees to cooperate with regard to the execution of an Intercreditor Agreement if one is requested as part of the SVI Financing Facility. The Note may be converted by the Noteholder at any time upon proper notice at a price of $1.00 per share. The Noteholder would be issued 2,153,846 shares of the Corporation’s common stock as a commitment fee for the Bridge Loan Extension. There would be no change to the conversion price of the Preferred Stock held by the Noteholder.

On August 3, 2006, the Holder converted its note payable, plus accrued interest and fees and the 2,153,846 shares of our common stock it was to receive on July 31, 2006 into 3,857 shares of our Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock is presently convertible into 3,857,000 shares of our common stock.

On August 4, 2006, the same party loaned us $1,000,000 under a secured note payable under the following summarized terms: 18% interest; all amounts due at the earlier of 90-days or the closing of the SVI acquisition; secured by a second lien on all assets.

New Financing

On March 31, 2006 and April 4, 2006, we borrowed $400,000 under short-term notes with third parties incurring interest at 7% per annum. The notes plus accrued interest is due upon the earlier of dates ranging from June 29, 2006 to July 3, 2006 or the raising of $9.0 million in a qualifying offering. In connection with the notes, we issued 60,000 shares of common stock valued at $120,000 based on the fair market value of the stock at the time of the transactions. The value of the common stock was recorded as a discount to the notes and amortized using the effective interest method. During the three and six months ended June 30, 2006, we amortized $120,000 of the discount.

On May 15, 2006, we borrowed $100,000 under a note agreement with interest at 8%. The notes plus accrued interest is due upon the earlier of dates ranging from August 13, 2006 the raising of $9.0 million in a qualifying offering. In connection with the notes, we issued 15,000 shares of common stock valued at $30,000 based on the fair market value of the stock at the time of the transactions. The value of the common stock was recorded as a discount to the notes and amortized using the effective interest method. During the three and six months ended June 30, 2006, we amortized $ 30,000 of the discount.

On May 26, 2006 we borrowed $1,500,000 from The Longview Fund, L.P., under a fully-secured by an UCC-1 filing on all of our assets and our subsidiaries, short-term with interest at 12%. The note is due on November 26, 2006 with interest payable quarterly. In connection with the note, we issued a warrant to purchase 450,000, shares of common stock at $1.50 per share. The value of the warrant of $291,000 based upon the Black-Scholes option pricing model with the following assumptions: estimated volatility of 105%; risk-free interest rate of 4.9%; and an estimated life of 5 years was recorded as a discount to the notes and amortized using the effective interest method. During the three and six months ended June 30, 2006, we amortized $55,000 of the discount. The holders of the warrants have certain registration rights. After 151 days of issuance, October 24, 2006, the holders may demand that the shares underlying the warrant be registered. Upon this demand we will have 120 days to file a registration statement and caused to be effective within 150 days. If the demand has been made and the registration statement has not been deemed effective we will incur penalties. The penalties are liquidated damages equal to two percent (2%) for each thirty (30) days (or such lesser pro-rata amount for any period of less than thirty (30) days) of the principal and accrued interest on the outstanding note. As of June 30, 2006, we accounted for the warrants as equity as the holders currently do not have the ability to demand registration.

June 20, 2006 Commitment Letter

On June 20, 2006 we entered into a Commitment Letter and a Fee Letter (the “Commitment Letters”) with JMB Capital Partners, L.P. in order to help finance our proposed acquisition of SVI Hotel Corporation. The Commitment Letters provide for us to issue our promissory notes as senior indebtedness in exchange for a maximum of $7,800,000, which proceeds are to be used for, among other things, the purchase of SVI Hotel Corporation, the refinancing of certain of our other indebtedness, and other general corporate purposes. Terms include a six month maturity date which may be extended by 24 months upon the agreement of the lender, and 10% interest payable monthly. As additional consideration, we are expected to issue to the lenders (i) a maximum of 2,500,000 shares of our common stock; and (ii) a maximum of 3,150,000 warrants to acquire shares of our common stock at a price of $1.00 per share. The Commitment Letter and the closing of the financing proposed under the Commitment Letters is subject to certain closing requirements such as the completion of final due diligence and the execution of definitive agreements. On August 11, 2006 the Commitment Letter and Fee Letter with JMB Capital Partners, L.P. was terminated by JMB Capital Partners, L.P.

We have been engaged in further discussions with other potential Lenders and/or Investors and are in negotiations on a Term Sheet yet to be finalized.

Despite the financing opportunities detailed above, we anticipate further financing will be necessary to complete our business plan and absorb the terms of the loan transactions we have entered into. We have engaged an investment banking firm to raise a maximum of $15 million to allow us to complete for our future growth in the VOD business and further expansion into a wireless Private Broadband network using WiMAX technology.

Results of Operations for the Three Months Ending June 30, 2006

Revenues for the three months ended June 30, 2006 were $1,662,872 as compared with $996,412 for the three months ended June 30, 2005. The revenues for 2005 consisted of revenues only from Creative Business Concepts, Inc. (“CBC”), whereas the revenues for 2006 consisted of revenues from both CBC ($1,594,995) and Oxford Media Corp (“OMC”) ($67,877). OMC began ramping up sales of its VOD hardware in the period with 15 systems shipped in June 2006 but which revenue ($360,000) has been deferred. Gross profit was $ 482,338 for the three months ended June 30, 2006, as compared with $382,062 for the three months ended June 30, 2005, with the improvement due to increased service revenues versus product revenues. Operating expenses were $3,441,205 for the three months ended June 30, 2006 as compared with $645,730 for the same period in the prior year. The operating expenses for 2005 represented expenses for CBC only, whereas 2006 operating expenses included CBC $405,715, OMC of $933,510 and Oxford Media, Inc. (“OMI”) of $2,101,980. Included in operating expenses was stock based compensation of $590,000 for stock issued in connection with termination of an employment contract. Other expense included interest expense of $559,405 in the three months ended June 30, 2006 versus $28,675 for the three months ended June 30, 2005. Other expense for the three months ended June 30, 2006 included a loss on derivative liability of $684,730. The net loss for the three months ended June 30, 2006 was $4,281,807 as compared with a net loss of $292,343 for the three months ended June 30, 2005. The loss per share was $0.24 for the three months ended June 30, 2006 as compared with a $0.06 loss for the three months ended June 30, 2005.

Results of Operations for the Six Months Ending June 30, 2006

Revenues for the six months ended June 30, 2006 were $2,712,857 as compared with $2,029,239 for the six months ended June 30, 2005. The revenues for 2005 consisted of revenues only from CBC whereas the revenues for 2006 consisted of revenues from both CBC ($2,612,021) and OMC ($100,836). OMC began ramping up sales of its VOD hardware in the period with 15 systems shipped in June 2006 but which revenue ($360,000) has been deferred. Gross profit was $858,809 for the six months ended June 30, 2006 as compared with $639,472 for the six months ended June 30, 2005, with the improvement due to increased Service revenues versus Product revenues. Operating expenses were $7,871,509 for the six months ended June 30,006 as compared with $1,142,978 for the same period in the prior year. The operating expenses for 2005 represented expenses for CBC only, whereas 2006 operating expenses included CBC in the amount of $961,918, OMC in the amount of $1,718,214 and OMI in the amount of $5,191,377. Included in operating expenses was stock based compensation of $2,590,000 for the six months ended June 30, 2006. Other expense included interest expense of $991,385 in the six months ended June 30, 2006 versus $57,380 for the six months ended June 30, 2005. Other expense for the six months ended June 30, 2006 included a loss on derivative liability of $2,579,755. The net loss for the six months ended June 30 2006 was $10,742,447 as compared with a net loss of $560,886 for the six months ended June 30, 2005. The loss per share was $0.63 for the six months ended June 30, 2006 as compared with a $0.11 loss for the six months ended June 30, 2005, respectively.

Liquidity and Capital Resources

We used cash in operating activities of $3,388,500 and $233,158 for the six months ended June 30, 2006 and 2005, respectively. We used $315,911 and $24,432 in the six months ended June 30, 2006 and 2005, respectively.

We funded our operations through financing activities of $3,663,605 and $153,429 in the six months ended June 30, 2006 and 2005, respectively.

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

In connection with its audit of the our consolidated financial statements for the year ended December 31, 2005, McKennon, Wilson & Morgan LLP, our independent accountants, advised management of certain significant internal control deficiencies that they considered to be, in the aggregate, a material weakness, including, inadequate staffing and supervision; substantiation and evaluation of certain general ledger account balances including the lack of reconciliations and improper cut-offs; lack of procedures and/or expertise needed to prepare all required financial disclosures; and evidence that employees lack the qualifications and training to fulfill their assigned functions. McKennon, Wilson & Morgan LLP indicated that they considered these deficiencies to be a material weakness as that term is defined under standards established by the American Institute of Certified Public Accountants. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal control from reducing to an appropriately low level the risk that material misstatements in our financial statements will not be prevented or detected on a timely basis. We considered these matters in connection with the quarter-end closing of accounts and preparation of financial statements as and for the quarter ended June 30, 2006 and determined that no prior period financial statements were materially affected by such matters.

In addition, we are currently in process of remediating the observations by McKennon Wilson & Morgan LLP. We plan on completing the integration of the accounting functions and responsibilities incurred from the merger of six companies within nine months, including the reverse merger into a public company. Accounting systems and procedures will be standardized. Accounting staffing will be increased to properly address the deficiencies in the internal control components that currently exist, which we believe will addresses each of the matters raised by, McKennon, Wilson & Morgan LLP. Upon the closing of the acquisition of SVI Hotel Corporation, we will acquire the services of a number of their employees who possess accounting knowledge and background which will further address some of the identified deficiencies. We also plan on implementing additional policies, procedures, and controls to address these issues.

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

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The information set forth below relates to our issuances of securities without registration under the Securities Act during the reporting period which were not previously included in a Current Report on Form 8-K.

1.
75,000 shares of common stock issued in connection with issuance of notes payable. This issuance was exempt from registration under the Securities Act of 1933 pursuant to Regulation D, Rule 506, promulgated thereunder by the Securities and Exchange Commission.

2.	13,500 shares of common stock issued for investor relation services. This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

3.	300,000 shares of common stock issued for consulting services. This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

4.	10,588 shares of common stock issued for consulting services. This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

5.	60,000 shares of common stock issued in connection with termination of an employment contract. This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

None of the securities described above have been registered with the Securities and Exchange Commission because they are believed to be exempt from registration under the applicable provision noted above. Each purchaser represented the intention to acquire the securities for investment only and not with a view toward distribution. Each investor was given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. The stock certificates issued to each recipient (other than the person exercising the warrants as noted above) contain an appropriate legend identifying it as restricted stock.

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended June 30, 2006.

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

Oxford Media, Inc.

Date: August 17, 2005

	By:	/s/ Lewis Jaffe
Lewis Jaffe
	Title:	Chief Executive Officer