Form 10QSB
period 2006-09-30
OXFORD MEDIA, INC.
filed 2006-11-20
CIK 1285206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

(949) 727-3104
(Issuer’s telephone number)

_________________________________
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 24,930,138 common shares as of November 14, 2006

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

i

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:

F-1	Condensed Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005;

F-2	Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2006 and 2005;

F-3	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and 2005;

F-4	Condensed Consolidated Statement of Shareholders Equity for the nine months ended September 30, 2006;

F-5	Notes to Condensed Consolidated Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2006 are not necessarily indicative of the results that can be expected for the full year.

OXFORD MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2006	2005

ASSETS
Current Assets
Cash	$745,948	$640,299
Accounts receivable, net	1,355,645	492,156
Inventory	319,994	178,181
Prepaid expenses and other current assets	335,101	22,165
Total Current Assets	2,756,688	1,332,801
Property and Equipment, net of accumulated depreciation of $940,191 and $341,837	5,548,324	329,829
Software Technology, net of accumulated amortization of $663,079 and $136,032	1,791,561	2,318,608
Intangibles, net of accumulated amortization of $54,088	3,385,912	-
Goodwill	2,668,378	-
Other assets	823,205	54,195
Total Assets	$16,974,068	$4,035,433

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$1,452,586	$333,776
Accrued liabilities	1,876,287	576,851
Accrued interest	133,319	38,168
Deferred revenue	556,998	166,236
Current portion of capital lease obligation	5,832	6,187
Notes payable	600,000	-
Wholesale financing line of credit	-	171,710
Convertible notes payable to related parties - current	-	247,000
Derivative liability	-	346,301
Dividends payable	-	80,000
Total Current Liabilities	4,625,022	1,966,229
Long-Term Liabilities
Deferred revenue	552,523	-
Convertible notes payable to related parties	1,954,688	1,470,000
Notes payable	10,646,124	-
Derivative liabilities	6,904,286	1,199,704
Capital lease obligation, net of current portion	2,997	7,910
Total Long-Term Liabilities	20,060,618	2,677,614
Commitments and Contingenicies
Preferred stock- $0.001 par value per share; 1,000,000 authorized; Series A - 4,000 shares issued and outstanding , liquidation preference of $4,000,000	4	4
Series B - 3,857 shares shares issued and outstanding at September 30, 2006, liquidation preference $3,857,000	1,475,102	-
Stockholders' Deficit
Common stock - $0.001 par value; 100,000,000 shares authorized; 24,262,532 and 15,580,386 shares outstanding, respectively	24,263	15,580
Additional paid-in capital	15,057,147	5,577,724
Accumulated deficit	(24,268,088)	(6,201,718)
Total Stockholders' Deficit	(9,186,678)	(608,414)
Total Liabilities and Stockholders' Deficit	$16,974,068	$4,035,433

See accompanying notes to condensed consolidated financial statements.

OXFORD MEDIA INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005

Revenue
Guest services	$2,916,385	$-	$2,938,219	$-
Services provided	604,365	750,673	1,729,548	1,761,029
Products sold	2,147,040	1,298,614	3,712,880	2,317,497
Total Revenue	5,667,790	2,049,287	8,380,647	4,078,526

Costs of Revenue
Guest services	853,771	-	932,571	-
Cost of services provided	245,797	364,271	739,321	868,446
Cost of products sold	1,529,143	1,080,955	2,810,867	1,966,547
Total Cost of Revenue	2,628,711	1,445,226	4,482,759	2,834,993
Gross Profit	3,039,079	604,061	3,897,888	1,243,533

Stock-based compensation	931,764	2,079,420	3,521,764	2,089,420
General and administrative expenses	3,917,493	1,500,583	8,776,516	2,598,883
Depreciation and amortization	757,004	38,720	1,179,490	73,429
Loss From Operations	(2,567,182)	(3,014,662)	(9,579,882)	(3,518,199)

Other Income (Expense)
Interest and other income	7,566	-	8,958	-
Interest expense	(377,301)	(531,450)	(1,368,686)	(588,830)
Debt extinguishment costs	(1,322,212)	-	(1,322,212)	-
Loan extension fees	(2,609,522)	-	(2,609,522)	-
Liquidated damages	(341,667)	-	(341,667)	-
Gain (loss) on derivative liabilities	15,251	(26,345)	(2,564,504)	(26,345)
Net Loss	(7,195,067)	(3,572,457)	(17,777,515)	(4,133,374)

Preferred Dividends	(128,855)	-	(288,855)	-

Net Loss Applicable to Common Stockholders	$(7,323,922)	$(3,572,457)	$(18,066,370)	$(4,133,374)

Basic and Diluted Net Loss per Common Share	$(0.37)	$(0.26)	$(1.00)	$(0.48)

Weighted-Average Common Shares Outstanding	19,995,101	13,907,886	18,135,064	8,665,904

See accompanying notes to condensed consolidated financial statements.

OXFORD MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Nine Months Ended
	September 30,
	2006	2005
Cash Flows from Operating Activities
Net loss	$(17,777,515)	$(4,133,374)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation	598,305	73,429
Amortization of software technology	581,135	-
Amortization of debt discount, premium and debt issue costs	909,841	-
Interest issuance of warrants and convertible note	-	493,528
Excess value of common shares issued for dividends	60,000	-
Common stock issued for services	3,521,764	2,089,420
Modification of warrant	204,331	-
Common stock issued in cancellation of proposed acquisition	320,000	-
Common stock issued in settlement of employment liability	60,000	-
Loss on derivative liability	2,564,504	26,245
Stock issued for extensions of note payable	2,609,522	-
Loss on debt extinguishment	1,322,212	-
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(398,272)	(636,306)
Inventory	181,067	(16,262)
Prepaid expenses	(62,465)	(11,912)
Other assets	(243,010)	234
Accounts payable	461,064	637,155
Accrued liabilities	718,150	(43,961)
Deferred revenue	111,498	25,861
Accrued interest	95,151	88,320
Net Cash Used in Operating Activities	(4,162,718)	(1,407,623)
Cash Flows from Investing Activities
Cash received in acquisition of Oxford Media Corp. and IT Networks, Inc.	-	13,183
Purchase of SVI Hotel Corporation	(6,390,000)	-
Purchase of property and equipment	(405,800)	(56,851)
Net Cash Used in Investing Activities	(6,795,800)	(43,668)
Cash Flows from Financing Activities
Proceeds from issuance of notes payable, net expenses	4,400,000	615,000
Net proceeds from issuance of Series A preferred stock and warrants	-	3,760,000
Net proceeds for issuance of senior secured debt	6,950,000	-
Payment of dividend	(128,855)	-
Principal payments on notes payable	-	(615,000)
Proceeds from exercise of warrant	20,000	-
Issuance of common stock for cash	-	475,000
Net payments on wholesale financing line of credit	(171,710)	(160,127)
Principal payments on capital lease obligation	(5,268)	(11,930)
Net Cash Provided by Financing Activities	11,064,167	4,062,943
Net Increase in Cash	105,649	2,611,652
Cash at Beginning of Period	640,299	111,115
Cash at End of Period	$745,948	$2,722,767

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$74,695	$-

Supplemental Schedule of Noncash Investing and Financing Activities
Acquisitions:
Fair value of assets acquired	$-	$1,907,442
Fair value of note payables	2,782,000	-
Fair value of common stock and warrants issued	1,807,000	1,157,360
Liabilities assumed	-	750,082
Common stock issued as debt issue costs	590,000	-
Warrant liability reclassed to APIC upon exercise	820,009	-
Conversion of accrued dividends into common stock	240,000	-
Exchange common shares for Series B Preferred Stock	2,476,921	-
Exchange of notes payable for Series B Preferred Stock	1,708,466	-

See accompanying notes to condensed consolidated financial statements.

OXFORD MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
For the nine months ended September 30, 2006
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2005	15,580,386	$15,580	$5,577,724	$(6,201,718)	$(608,414)
Stock issued for warrant conversion	400,000	400	19,600	-	20,000
Conversion of warrants	-	-	820,009	-	820,009
Cashless exercise of warrant	250,000	250	(250)	-	-
Stock issued in connection with employments agreements	1,000,000	1,000	1,999,000	-	2,000,000
Stock issued in commection with settlement of employment contract	393,333	394	589,606	-	590,000
Stock issued in connection with issuance of note payable	275,000	275	589,725	-	590,000
Warrants issued in connection with note payable	-	-	291,000	-	291,000
Repricing of warrant	-	-	204,331	-	204,331
Stock issued for payment of liability	30,000	30	59,970	-	60,000
Stock issued in settlement of cancellation of a proposed acquisition	160,000	160	319,840	-	320,000
Stock issued in consulting contracts	1,319,088	1,319	930,445	-	931,764
Stock issued in extensions of note payable	2,283,846	2,284	2,607,238	-	2,609,522
Exchange of common stock for Series B Preferred Stock	(2,153,846)	(2,154)	(2,474,767)	-	(2,476,921)
Stock and warrants issued in new senior debt and restructuring	2,850,000	2,850	1,418,551	-	1,421,401
Stock and warrants issued in purchase of SVI Hotel Corporation	1,600,000	1,600	1,805,400	-	1,807,000
Stock issued in payment of dividends	274,725	275	299,725	-	300,000
Dividends on preferred stock	-	-	-	(288,855)	(288,855)
Net loss	-	-	-	(17,777,515)	(17,777,515)
Balance - September 30, 2006	24,262,532	$24,263	$15,057,147	$(24,268,088)	$(9,186,678)

See accompanying notes to condensed consolidated financial statements

Oxford Media, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 - ORGANIZATION, BUSINESS AND BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization - Through a series of planned transactions during 2005, Creative Business Concepts, Inc. (“CBC”) and Oxford Media Corp. (“Oxford”) have been reorganized as wholly-owned subsidiaries of Oxford Media, Inc. (“OMI”) formerly Becoming Art, Inc. (“BEAI”), which was, prior to the reorganization, a public shell company with no operations and no significant assets or liabilities. For accounting purposes, CBC is considered to be the acquirer of Oxford and OMI. In addition, OMI acquired IT Networks, Inc. (“IT Net”) on September 1, 2005, PDHK Services, Inc. (“PDHK”) on December 31, 2005 and SVI Hotel Corporation (“SVI”) effective on July 1, 2006. The accompanying consolidated financial statements include the assets, liabilities, equity and operations of CBC for all periods presented, and the assets, liabilities and operations of Oxford, OMI, IT Net, PDHK and SVI since the dates of their acquisitions. Collectively the consolidated group is referred to herein as the “Company.” See Note 2 for additional information related to the acquisitions. On July 29, 2005, BEAI changed its name to Oxford Media, Inc.

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

Effective July 1, 2006, OMI purchased all of the outstanding shares of the SVI. SVI has the following products and services available for the hospitality industry.

Instant Entertainment is an electronic delivery system that allows a guest to start a movie on-demand and pay for that movie by utilizing a credit card swiper connected to the room telephone or by cash at the front desk. The hotels/motels earn commissions based on the property’s net collected movie revenues, excluding any applicable taxes and fees, multiplied by the commission percentage as stated in their individual contract.

Super Video Cinema is a video player and tape-based system supplied to the hotel/motel, which then rents the equipment to their customers and remits gross proceeds, net of applicable taxes, fees and earned commissions, to the Company.

DirecTV/DSS, the leading digital TV service in the residential market, is also available to hotels. As a licensed dealer of DirecTV, SVI can install digital quality programming by DirecTV on a per channel cost basis. DirecTV programming provides more choices and flexibility with access to great movies, sports, news, and family entertainment channels.

Internet by SVI, an always-on high-speed Internet solution, is the hotel’s first choice when it comes to an Internet amenity. SVI provides all the hardware and software necessary to allow hotel guests to plug into a wireless (or wired) network using their laptop computers. With Internet by SVI, the hotel receives installation and maintenance services by full-time SVI employees stationed throughout the U.S.

Security by SVI, offers a full array of surveillance products, including high-resolution cameras, digital video recorders and the capability of remote viewing and management through a high-speed internet connection.

SVI has developed several strategic partnerships in an effort to provide additional revenue streams and value added products for the hospitality industry utilizing the Company’s integrated support network.

Basis of Presentation and Significant Accounting Policies

Interim Financial Statements - The interim condensed consolidated financial statements are unaudited. In the opinion of management, all adjustments have been made, consisting of normal recurring items, that are necessary to present fairly our financial position as of September 30, 2006 as well as the results of operations for the three months and nine months ended September 30, 2006 and 2005 in accordance with accounting principles generally accepted in the United States of America. The results of operations for any interim period are not necessarily indicative of the results for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our December 31, 2005 Annual Report on Form 10-KSB.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our financial statements and the accompanying notes. Actual results could differ from those estimates.

Going Concern Consideration - Our condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  We have suffered losses from operations and negative cash flows from operating activities during the year ended December 31, 2005 and the nine months ended September 30, 2006. We had a working capital deficiency at September 30, 2006 of $1,868,334. These factors raise substantial doubt about our ability to continue as a going concern. During the quarter ended September 30, 2006, we obtained long-term senior secured debt financing in the amount of $9,500,000 which allowed for the acquisition of SVI, the consideration included a cash payment of $5,850,000. Subsequent to September 30, 2006, we entered into additional financing transactions, see Note 7. If necessary, the Company will attempt to obtain additional financing through either capital stock or debt offerings.

The Company plans to obtain profitable operations, by moving its VOD media business to the SVI facility in Peoria, IL. We expect the integration to be complete by the end of the fourth quarter of 2006. The cash operations loss for the Company for the quarter ended September, 30, 2006 was $878,414 as compared with $2,158,024 for the preceding quarter

We merged Oxford into SVI effective September 30, 2006 and we expect the VOD media company, now operating as OxfordSVI, Inc. to be cash flow positive in the first quarter of 2007. There is no assurance that this will be sufficient to cover the planned product development for both VOD and WiMAX and general corporate expenses. There is further no assurance that the proceeds from operating cash flows or future financings will be sufficient to obtain profitable operations.

Goodwill and Other Intangible Assets - We carry goodwill and other intangible assets at the lower of their respective cost or fair values. At September 30, 2006, we have $2,668,378 of goodwill related to our acquisition of SVI, which is further discussed in Note 3. We adopted the provisions of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually.

Our policy provides for annual evaluation of goodwill on the first day of the fourth fiscal quarter and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the operating segment level by comparing the segments’ net carrying value, including goodwill, to the fair value of the segment. The fair values of our segments are estimated using a combination of the income or discounted cash flows approach and the market approach, which uses comparable market data. If the carrying amount of the segment exceeds its fair value, goodwill is potentially impaired and a second test would be performed to measure the amount of impairment loss, if any.

Revenue Recognition - We recognize revenues under the following principles:

Guest Pay Services - For guest pay services revenue is derived from providing in-room video-on-demand. This service is typically purchased on a per-view basis. We recognize revenue from the sale of these services in the period in which such services are sold to the hotel guest and when collection is reasonably assured. At the time of order we track the usage of such services through the VOD system as evidence of the transaction. In addition, at the time of delivery no additional performance obligation exists. The pricing of these transactions is established through our contract with the hotel. Any refunds relating to the sale are reflected net of revenue recognized. In addition, we record revenues for providing the content on the gross basis as we are ultimately responsible for the delivery of the content. Additionally, we possess the licenses with the movie studios and are ultimately liable for the payment of royalties.

Super Video Cinema - Original in-room movie entertainment option, which the hotel guest would rent, required equipment from hotel. Hotel is responsible for remitting appropriate sales transactions to the Company on a monthly basis. Since the Company is dependent on the information provided from the hotel, which is often on a lagged basis, the Company estimates appropriate revenue from this service based on historical and other operating factors. Adjustments of actual versus estimates are recorded on a quarterly basis.

Free-to-Guest Services - Revenue is generated from the sale of equipment allowing the individual hotel to receive DirecTV free-to-guest programming. Revenue is recognized in the period in which such equipment is installed and collection is reasonably assured. The hotelier contracts directly with DirecTV for the related programming services and the Company receives a residual commission related to such programming services. Revenue is recognized in the period in which such commission payments are received.

High Speed Internet Access System Sales - High-speed Internet access is provided through the sale and installation of equipment. Revenue from the sale and installation of this equipment is recognized when the equipment is installed. The delivery and installation of the equipment is concurrent. In addition, this equipment has stand-alone value to the customer. The software used within these systems is not proprietary to the Company and can be supplied by other vendors unrelated to the Company.

High Speed Internet Access Service and Support - The Company provides ongoing maintenance, service and call center support services to hotel properties that have been installed by the Company and also to hotel properties that have been installed by other providers. Monthly service fees are received from such hotel properties and are recognized ratably over the term of the contract. The prices for these services are fixed and determinable prior to delivery of the service.

Sales of VOD Systems - In addition to providing content, we sell VOD systems to the hospitality industry through a network of dealers. At the time of sale, we generally require the end user to enter into a content agreement. Under the content agreement we provide such services as training, customer support and loading of content. Currently, the VOD server, software, and related upgrades, and customer service elements are not separable due to our limited operating history. Thus, revenues from the sale of the VOD systems are being recognized ratably over the period of the content agreement, which is generally five years. As more VOD systems are sold, we expect to establish vendor specific objective evidence on the elements and expect to recognize the sale of the VOD system upon shipment. We record the sales price to the dealer as revenue as we do not participate in the negotiations between the dealer and the hotel. In addition, we amortize the cost of the VOD system over the service period. As of September 30, 2006, revenue and expenses were deferred in the amount of $662,000.

Services - Revenue from IT consulting agreements is recognized over the term the services are performed. Payments from customers for future services are deferred and recognized as earned.

Product Sales - Revenue from the sale of hardware is recognized upon shipment by the Company to the customer as long as no future obligation exists. Estimated shipping and handling costs are considered in establishing product prices billed to customers and are included in sales, the costs of which are included in cost of sales. Revenue for installation services, if performed by the Company, is recognized when the services are performed and no future obligation exists. Telecommunications brokerage commissions are recognized as received.

Concentrations - We perform periodic credit evaluations of our customers and do not typically require collateral.  We, from time to time, require new customers to pay for services in advance of performance.  We maintain reserves for potential credit losses, and historically, such losses have been within management expectations. As of September 30, 2006, we had accounts receivable from two customers that accounted for 27.9% of accounts receivable.  During the nine months ended September 30, 2006, revenues from two customers accounted for 24% of total revenues.  Management believes that the loss of one of these customers will have a material impact on our financial position, results of operations and cash flows.

We use various distributors to provide products for resale. Management believes that the loss of one or more of those distributors would not have a material impact on our financial position, results of operations and cash flows.

Risks and Uncertainties, Concentration of Credit Risks and Customer Data

Our operating performance and outlook are strongly influenced by such factors as overall occupancy levels, the number of lodging rooms equipped with the Company’s movie systems, customer buy rates, economic conditions in the hospitality industry, ability to renew existing customer contracts, ongoing technological change, seasonality and other competitive factors.

Allowance for System Removal - Properties are de-installed through the course of normal operations due to a number of factors, including: poor revenue performance, hotel bankruptcy or change in ownership, collection issues, and change in service provider. Properties scheduled for de-installation are regularly evaluated and a provision for estimated system-removal costs is recorded. The costs incurred as a result of de-installation include the labor to de-install the system as well as unamortized installation costs. Over the last five years, de-installation activity for SVI’s operations has averaged approximately 6 percent to 8 percent of the installed account base.

Product Warranties - We provide limited warranties on products it resells to the customer. Generally these products are sold in connection with free-to-guest and high speed internet services provided by the Company. In certain instances, the customer may purchase an extended warranty package for an established fee. In these situations, the Company recognizes revenue over the term of the extended warranty contract. To date, the Company’s warranty obligations have not been significant.

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

	For the Three Months ended September 30, 2005	For the Nine Months ended September 30, 2005

Net loss as reported	$(3,572,457)	$(4,133,374)

Deduct: Total share based compemsation determined under fair value based method for all awards	(590,450)	(621,000)
Pro forma net loss	$(4,162,907)	$(4,754,374)
Basic and diluted net loss per common share
As reported	$(0.26)	$(0.48)
Pro forma	$(0.30)	$(0.55)

The fair value of stock options for pro forma reporting purposes were determined at the grant dates using the Black-Scholes option-pricing model with the following weighted-average assumptions for the three and nine months ended September 30, 2005: volatility of 175%, a risk-free interest rate of 4.0%, expected life of 5 years and no dividend yield.

Basic and Diluted Loss per Common Share - Basic and diluted loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding. For the three and nine months ended September 30, 2006, there were 31,622,107 potentially issuable common shares that were excluded from the calculation of diluted loss per common share because their effect would have been anti-dilutive. Shares excluded during the three and nine months ended September 30, 2005 were 1,558,250.

Financial Instruments -Financial instruments, as defined in Financial Accounting Standard No. 107 Disclosures about Fair Value of Financial Instruments (“FAS 107”), consist of cash, evidence of ownership in an entity and contracts that both (i) impose on one entity a contractual obligation to deliver cash or another financial instrument to a second entity, or to exchange other financial instruments on potentially unfavourable terms with the second entity, and (ii) conveys to that second entity a contractual right (a) to receive cash or another financial instrument from the first entity, or (b) to exchange other financial instruments on potentially favourable terms with the first entity. Accordingly, our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, notes payable, derivative financial instruments, convertible debt and redeemable preferred stock that we have concluded is more akin to debt than equity.

We carry cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities at historical costs; their respective estimated fair values approximate carrying values due to their current nature. We also carry notes payable, convertible debt and redeemable preferred stock at historical cost.

Derivative financial instruments, as defined in Financial Accounting Standard No. 133, Accounting for Derivative Financial Instruments and Hedging Activities (“FAS 133”), consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.

We generally do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we have entered into certain other financial instruments and contracts, such as debt financing arrangements, redeemable preferred stock arrangements, and freestanding warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by FAS 133, in certain instances, these instruments are required to be carried as derivative liabilities, at fair value, in our financial statements.

We estimate fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective measuring fair values. In selecting the appropriate technique, we consider, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, we generally use the Black-Scholes option valuation technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to fair value these instruments. For forward contracts that contingently require net-cash settlement as the principal means of settlement, we project and discount future cash flows applying probability-weightage to multiple possible outcomes. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of our common stock, which has a high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, our income will reflect the volatility in these estimate and assumption changes.

Recent Accounting Standards -On September 15, 2006, the Financial Accounting Standard Board issued Statement of Financial Accounting Standard 158, Fair Value Measurements (“SFAS 158”) that provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this pronouncement effective March 31, 2007. We are currently evaluating the impact of adopting this pronouncement on our financial statements.

During October 2006, the Financial Accounting Standards Board exposed for public comment FASB Staff Position 00-19(b), Accounting for Registration Payment Arrangements, which, if promulgated in its current form would amend Financial Accounting Standard No. 133 Accounting for Derivative Financial Instruments and Hedging Activities. Generally, the proposed amendment will provide for the exclusion of registration payments, such as the liquidated damages that we have incurred, from the consideration of classification of financial instruments. Rather, such registration payments would be accounted for pursuant to Financial Accounting Standard No. 5 Accounting for Contingencies, which is our current accounting practice. That is, all registration payments will require recognition when they are both probable and reasonably estimable. Our current financial arrangements result in liability classification because of features that cause share settlement of our derivative instruments to be beyond our control and other criteria that preclude equity classification. We will evaluate the application of the exposure draft during the fourth quarter and determine whether, if ultimately adopted by the FASB, this standard will provide for reclassification of certain of our derivative instruments either to stockholders’ equity or recombination with host instruments.

NOTE 2 - SVI ACQUISITION

On May 26, 2006, we entered into a binding Memorandum Agreement with SVI Systems, Inc. to acquire their hospitality division whereby we acquired all of the issued and outstanding shares of capital stock of SVI Hotel Corporation. On July 19, 2006, we entered into a Stock Purchase Agreement with SVI Systems, Inc, which was ratified by the shareholders of SVI Systems, Inc. Under the terms of the agreement, the Company issued 1,200,000 shares of its common stock; warrants to purchase 1,000,000 shares of common stock at $1.75 per share; operational credits for shared services of $400,000; a non-interest bearing note of $100,000 and a $2,350,000 convertible note due on July 15, 2008. The only item remaining to be delivered was cash payments totalling $5,850,000. In addition, a Security Agreement, Registration Rights Agreement and other closing documents were executed.

The transaction was deemed effective on July 1, 2006 as stipulated in the Stock Purchase Agreement and the beginning of the Company’s accounting quarter. The delay to enter into the Stock Purchase Agreement was to facilitate the closing of the SVI accounting records for the six months ended June 30, 2006. Effective July 1, 2006, SVI required approval from OMI to enter into contracts, agreements, make large purchases or engage in any other activities not in the ordinary course of business. In addition, David Noyes, CFO of OMI, became an effective officer of SVI, a signatory on their bank account on July 19, 2006 and had access to and review of all cash transactions. Upon execution of the Stock Purchase Agreement, the Company with SVI personnel began implementing its integration plan, arranging joint sales calls and participating in weekly executive staff meetings.

Due to a delay in financing, the agreement was amended on August 3, 2006 whereby an extension to provide the cash requirement under the original Stock Purchase Agreement by September 1, 2006 was given to the Company. In connection with the extension, the Company made a cash payment of $1,000,000, increased operational credits for shared services to $600,000, increased the common stock issued by 400,000 common shares and amended the warrant to allow for the purchase of 1,375,000 shares of common stock at $1.00 per share. The Company determined that a significant modification had been made to the equity instruments included in the original Stock Purchase Agreement and thus re-valued the items based on when the new terms of the agreement were announced. The final payment of $4,850,000 to SVI Systems, Inc. was made on September 1, 2006. See discussion of Secured Promissory Notes in Note 3.

SVI is engaged in providing entertainment products and services to the hospitality industry and, accordingly, will be included in our Media Segment. Our acquisition of SVI was executed to facilitate our Media Segment expansion plans; the goodwill acquired is justifiable based upon market indicators for similar acquisitions in this industry. The purchase price for the acquisition of SVI amounted to $11,379,000 and consisted of cash and cash credits of $6,450,000, convertible notes payable with a fair value of $2,682,000 (and a face value of $2,350,000), the issuance of 1,600,000 shares of our common stock with a fair value of $1,120,000, warrants to purchase 1,375,000 shares of our common stock at $1.00 with a fair value of $717,000, and direct acquisition expenses of $340,000. Additionally, we agreed to pay a maximum of an additional $4,000,000 as part of an “earn-out” provision; which is contingent upon the number of future conversions of SVI’s analog-based Video-On-Demand customers to our next generation Video-On-Demand platform. We will record the contingent purchase price if and when SVI achieves the operational milestones.

We accounted for our acquisition of SVI as a purchase business combination, where the purchase price we paid was allocated to the assets acquired and liabilities assumed at their respective fair values. The excess of the purchase price over the fair values of assets and liabilities is reflected on our financial statements as goodwill, which is not subject to amortization. Since SVI was with a contractual effective date of July 1, 2006, we have included the operations of SVI in our consolidated financial statements commencing on the effective date. The following table illustrates the allocation of the purchase price for SVI.

Acquired Asset (Liability)	Amount
Working capital deficiency	$(140,378)
Property and equipment	5,411,000
Intangible assets:
Customer relationships	3,100,000
Goodwill	2,668,378
Trade names	340,000
$11,379,000

We have estimated that the average remaining life of property and equipment is approximately three years. We have estimated that the useful lives of customer relationships and trade names to be ten years.

The following unaudited pro forma operating data gives effect to the acquisition of SVI as if it had occurred on January 1, 2006 and 2005 respectively. The 2005 results also include the acquisitions of Oxford, OMI and IT Net. Pro forma financial information is not necessarily indicative of our results of operations that we would have experienced had the acquisition of SVI occurred at the beginning of 2006 and 2005 or Oxford, OMI and IT Net, at the beginning of 2005.

	Three months ended		Nine months ended
	September 30		September 30
	2006	2005	2006	2005
Revenue	$5,667,790	$6,537,834	$14,643,910	$14,664,971
Net loss	(7,323,921)	(3,841,188)	(18,124,171)	(6,028,013)
Basic and diluted loss per common share	$(0.35)	$(0.26)	$(0.93)	$(0.35)

NOTE 3- NOTES PAYABLE

Secured Promissory Notes

On September 1, 2006, we issued $9,500,000 face value, 10% Secured Promissory Notes Payable, due September 1, 2008, warrants to purchase 9,500,000 shares of our common stock that are exercisable over five-years at a strike price of $0.50 and 2,850,000 shares of our common stock for cash proceeds of $7,000,000 ($6,950,000 net of offering expenses withheld at closing; total offering expenses amounted to $154,305) and in exchange of $2,500,000 face value of our notes payable (See Palisades and Longview Notes, below). We allocated the fair value of the instruments issued in this financing between the cash proceeds and the exchange transaction. This allocation resulted in an extinguishment loss on the exchange of $1,599,737 because the fair value allocated to the exchange transaction exceeded our carrying value of the instruments exchanged.

We evaluated the terms and features of all financial instruments issued in this financing transaction under FAS133 and determined (i) that the hybrid debt instrument embodied certain derivative features that were not clearly and closely related to the host debt instrument and, (ii) the warrants did not meet all of the established criteria for equity classification. We have allocated basis in the financing transaction to the warrants ($5,472,000). We have not bifurcated the embedded derivative, which had a fair value of $449,000. Rather, under the guidance of Financial Accounting Standard No. 155, Accounting for Certain Hybrid Financial Instruments, we have recorded the entire hybrid debt instrument at its fair value as of the financing inception date. These allocations resulted in a charge to derivative expense of $4,047,262 because the fair values of the instruments exceeded the net proceeds. Further, these instruments are initially and subsequently carried at their respective fair values. Amortization during the period from transaction inception to September 30, 2006, which is included in interest expense, amounted to $6,429 in resulting from the amortization of deferred financing costs.

We value our financial instruments using techniques that we consider appropriate for the types and risks associated with each instrument or feature. We chose a forward cash-flows approach to value the hybrid and compound instruments  because the terms of those features provide solely for net cash settlement. In developing our forward valuation model we consider multiple, probability-weighted outcomes of potential cash flows at market interest rates. We chose the Black-Scholes valuation technique to fair value the warrants because that technique includes all relevant assumptions that we believe market participants would consider, including estimated volatility (105%), risk-free interest (4.78%) and an expected term equal to the contractual term. The fair value of the ECF on September 30, 2006 was determined to be $2,893,700 resulting in a credit to derivative expense of $2,578,300 during the three and nine months ended September 30, 2006.

In addition, the Company was initially required to file a registration statement on approximately October 16, 2006 registering the shares and warrants issued in connection with the Secured Promissory Notes. Ultimately, the Company received an extension of the due date of this requirement until December 1, 2006. At September 30, 2006, the Company accrued $325,000 as the agreed liquidated damages related to the non-performance.

Palisades $1,666,666 Note

As more fully discussed in Note 5, we entered into an exchange transaction on August 3, 2006 that resulted in the exchange and extinguishment of the Palisades Note for Series B Preferred Stock.

By way of background, in February 2006 Palisades issued a note to us in the amount of $1,666,666 whereby we received $1,490,000 net of expenses. The note bore interest at 10% and was due with accrued interest the sooner of June 17, 2006 or the closing of a financing round in excess of $9.0 million. In connection with a bridge financing, we issued 200,000 shares of its common stock, valued at $440,000. In addition, under the terms of the note, the conversion price of the Preferred Stock was modified from $3.00 to $2.50 per share (see Note 5 for our accounting). The offering expenses of $176,666 and the fair value of the common stock issued of $440,000 was accounted for as a reduction to the proceeds as the fees were paid to parties related to the fund. The total discount of $616,666 was amortized over the term of the note using the effective interest method. In June 2006, Palisades extended the due date of the note until July 3, 2006 for a fee of $16,667 and an adjustment of the conversion price of their Series A Convertible Preferred Stock to $1.00 per share (see Note 5 for our accounting). On July 16, 2006, we issued 130,000 shares of our common stock to Palisades for an additional extension of the notes to July 19, 2006. The value of the common shares issued was determined to be $132,600 based on the fair value of the common stock on the date of the transaction. On July 31, 2006, we verbally agreed to issue Palisades 2,153,846 shares of our common stock for a further extension of the note. The shares were valued at $2,476,922 based upon the fair value of the common stock on the date of the transaction.

Palisades $1,000,000 Note

On August 4, 2006, Palisades loaned us $1,000,000 under a secured note payable under the following summarized terms: 18% interest; all amounts due at the earlier of 90-days or the closing of the SVI acquisition; secured by a second lien on all assets. This note was exchanged and extinguished in connection with the $9,500,000 face value Secured Promissory Notes financing discussed above.

Longview $1,500,000 Note

On May 26, 2006, we borrowed $1,500,000 under a short-term note incurring interest at 12%. This note was exchanged and extinguished in connection with the $9,500,000 face value Secured Promissory Notes discussed above. The note was secured by an UCC-1 filing on all of our assets. The note was originally due on November 26, 2006 with interest payable quarterly. In connection with the note, we issued a warrant to purchase 450,000, shares of common stock at $1.50 per share expiring in five years. We allocated the proceeds received to the note and warrants based on their relative fair values. We allocated $291,000 to the warrants and the remaining portion to the notes. The value of the warrant was based upon the Black-Scholes option pricing model with the following assumptions: estimated volatility of 105%; risk-free interest rate of 4.9%; and an estimated life of 5 years was recorded as a discount to the notes and amortized using the effective interest method. The allocation to the warrants resulted in a discount to the note of $291,000. On September 1, 2006, the Company modified the exercise price of the warrant to $0.50. The modification resulted in an additional $40,000 charged to expense.

The holders of the warrants continue to have certain registration rights. After 151 days of issuance, October 24, 2006, the holders may demand that the shares underlying the warrant be registered. Upon this demand we will have 120 days to file a registration statement and caused to be effective within 150 days. If the demand has been made and the registration statement has not been deemed effective we will incur significant penalties. The penalties are liquidated damages equal to two percent (2%) for each thirty (30) days (or such lesser pro-rata amount for any period of less than thirty (30) days) of the principal and accrued interest on the outstanding note. We accounted for the allocated value of the warrants as equity as the holders currently do not have the ability to demand registration. However, we are required to consider whether liquidating damage may arise under this arrangement and, if so, record such amounts when they are both probable and reasonably estimable. We have not recorded any such damages because, at this time, we do not believe that damages are probable.

Other Notes

On March 31, 2006 and April 4, 2006, we borrowed an aggregate of $400,000 under short-term notes with third parties incurring interest at 7% per annum. The notes plus accrued interest is due upon the earlier of dates ranging from June 29, 2006 to July 3, 2006 or the raising of $9.0 million in a qualifying offering. In connection with the notes, we issued 60,000 shares of common stock valued at $120,000 based on the fair market value of the stock at the time of the transactions. The value of the common stock was recorded as a discount to the notes and amortized using the effective interest method. During the nine months ended September 30, 2006, we amortized $120,000 of the discount to interest expense. The notes are currently in default.

On May 15, 2006, we borrowed $100,000 under two note agreements with interest at 8%. The notes plus accrued interest is due upon the earlier of August 13, 2006, or the raising of $9.0 million in a qualifying offering. In connection with the note, we issued 15,000 shares of common stock valued at $30,000 based on the fair market value of the stock at the time of the transactions. The value of the common stock was recorded as a discount to the notes and amortized using the effective interest method. During the nine months ended September 30, 2006, we amortized $30,000 of the discount to interest expense. The note is currently in default.

Related Party Notes

We currently have $1,470,000 face value, 8.0%, related party notes payable outstanding that were originally due September 30, 2007. These notes were convertible into a fixed number of shares of our common stock at conversion rates of $2.00; as such we concluded that the notes met the conventional convertible exemption from bifurcation of the embedded conversion option.

On September 1, 2006, in connection with the $9,500,000 Secured Promissory Note financing transaction, the lenders required us to extend these related party notes to December 1, 2008. In addition, we reduced the conversion option price from $2.00 to $0.50 on two of these notes with an aggregate face value of $837,500. These modifications were reviewed under current accounting standards to determine whether such modifications rose to a level of significance that warranted extinguishment accounting. We concluded that the modifications related to the above two notes that aggregated $837,500 required extinguishment accounting. Under extinguishment accounting, we have revalued the notes payable to their respective fair values, which resulted in an extinguishment loss of $239,876 and a premium on the notes. The Company is amortizing the premium over the term of the new notes.

NOTE 4 - COMMITMENTS

In October 2006, an executive of the Company resigned. As part of his settlement, the Company agreed to pay him one year’s severance in the amount of $320,000 and health benefits. In addition, the executive agreed to convert his convertible notes payable of $420,000 into 210,000 shares of the Company’s common stock. The settlement is contained in a Settle Agreement executed on November 13, 2006 and subject to a seven (7) day rescission period. The Company believes it is more likely than not that the Settlement Agreement will not be rescinded during that time,

NOTE 5 - EQUITY TRANSACTIONS

Our articles of incorporation provide for the issuance of 100,000,000 shares of common stock and 1,000,000 shares of preferred stock. We have designated 4,000 and 3,857 share of our preferred stock as Series A Convertible Preferred Stock and Series B Convertible Preferred Stock, respectively.

Series A Convertible Preferred Stock

Our Series A Convertible Preferred Stock has a stated and liquidation value $1,000 per share and provides for 8.0% cumulative dividend payable in either cash or common stock at our option; if we elect to pay dividends in common stock the holders are entitled to a 20% discount to trading market prices. Series A Convertible Preferred Stock does not vote with our common shareholders. It was initially convertible into our common stock at the option of the holder at a fixed conversion price of $3.00 per preferred share, subject to adjustment for anti-dilution protections. As discussed below, as of September 30, 2006, the conversion price has been adjusted to $0.50 per preferred share. Our Series A Convertible Preferred Stock is redeemable for cash at a premium to the stated value upon the occurrence of certain contingent events that include registration effectiveness requirements and changes in control. As a result, we carry Series A Preferred stock outside of stockholders’ equity and, in accordance with current accounting standards, would be required to adjust the carrying value to redemption value if and when the redemption events become probable.

We issued 4,000 shares of our Series A Convertible Preferred Stock in September 2005 in connection with a financing transaction for $4,000,000 ($3,760,000 net of offering expenses). We also issued warrants to purchase 400,000 shares of our common stock in connection with this financing transaction. These warrants are exercisable for five-years at an initial strike price of $3.50. We evaluated the financial instruments issued in connection with the financing transaction in accordance with SFAS No. 133 and concluded that for purposes of its application, the Series A Preferred Stock was more akin to a debt-type instrument. Therefore, we were required to record the fair value of the embedded conversion feature (“ECF”) and warrants as derivative liabilities, at fair value. The estimated fair values of the ECF and warrants were $3,048,252 and $890,941, respectively, on the inception date, which reduced the carrying value of the Series A Preferred Stock to zero. The excess value of the fair values of the ECF and warrants over the proceeds received from the Series A Convertible Preferred Stock financing arrangement of $179,193 was charged to other expense on the inception date. The fair value of the ECF and warrants were estimated using the Black-Scholes option pricing model with the following assumptions: estimated volatility of 100%; risk-free interest rate of 4%; estimated life of 5 years and no dividends.

In February 2006, we re-priced the warrants to $0.05 per share. We valued the warrant at the date of modification, resulting in a charge of $473,708 to the statement of operations during the nine  months ended September 30, 2006. As of the date of modification, the warrant was valued at $820,009 based upon the Black-Scholes option pricing model with the following assumptions: estimated volatility of 115%; risk-free interest rate of 4.4%; and an estimated life of the warrant of 0.01 years. Immediately, the warrant holder exercised the warrant for 400,000 shares of our common stock for $20,000. At the time of conversion the warrant liability of $820,009, after the final fair value adjustment, was reclassified to additional paid-in capital.

Also, in connection with the bridge financing discussed in Note 3, the conversion price of the Series A Convertible Preferred Stock was adjusted from $3.00 to $2.50 per share. We valued the ECF at the date of modification resulting in a charge to derivative expense of $1,564,091. As of the date of modification, the fair value of the ECF was determined to be $2,763,794 based on the based upon the Black-Scholes option pricing model with the following assumptions: estimated volatility of 115%; risk-free interest rate of 4.4%; and an estimated life of 4.5 years.

As further discussed in Note 3, we further modified the conversion price of the Series A Convertible Preferred Stock to $1.00 per share on June 30, 2006. The fair value of the ECF on June 30, 2006, was determined to be $3,305,751 based on the based upon the Black-Scholes option pricing model with the following assumptions: estimated volatility of 105%; risk-free interest rate of 5.1%; and an estimated life of 4.5 years which resulted in a charge to derivative expense of $684,730 during the three months ended June 30, 2006.

Finally, on September 1, 2006, we modified the conversion prices of the Series A Convertible Preferred Stock to $0.50. The fair value of the ECF on September 30, 2006 was determined to be $2,297,808 based upon the Black-Scholes option pricing model with the following assumptions: estimated volatility of 105%; risk-free interest rate of 4.78%; and an estimated remaining term of 4.25 years which resulted in a credit to derivative expense of $1,007,683 during the three months ended September 30, 2006.

On July 31, 2006, the holder of the Series A Convertible Preferred Stock converted accrued dividends of $240,000 into 274,725 shares of common stock. The conversion was based on 80% of the five day average VWAP. The Company recorded the difference between the fair value of the common stock and the conversion price as interest expense in the amount of $60,000.

Series B Convertible Preferred Stock

Our Series B Convertible Preferred Stock has a stated and liquidation value $1,000 per share and provides for 8.0% cumulative dividend payable in either cash or common stock at our option; if we elect to pay dividends in common stock the holders are entitled to a 20% discount to trading market prices. Series B Convertible Preferred Stock does not vote with our common shareholders. It was initially convertible into our common stock at the option of the holder at a fixed conversion price of $1.00 per preferred share, subject to adjustment for anti-dilution protections. Our Series B Convertible Preferred Stock is redeemable for cash at a premium to stated value upon the occurrence of certain contingent events that include registration effectiveness requirements and changes in control. As a result, we carry Series B Preferred stock outside of stockholders’ equity and, in accordance with current accounting standards, would be required to adjust the carrying value to redemption value if and when the redemption events become probable.

We issued 3,857 shares of our Series B Convertible Preferred Stock in August 2006 in connection with an exchange transaction that resulted in the extinguishment of $1,670,503 of our notes payable (the remaining Palisades Notes) and $37,963 of accrued interest and other liabilities, and the exchange of 2,153,846 shares of our common stock previously issued to Palisades to the Series B Convertible Preferred Stock. The exchange transaction resulted in the recognition of an extinguishment gain and redemption gain amounting to $517,401 because the carrying values of the extinguished and redeemed instruments exceeded the fair value of the Series B Convertible Preferred Stock issued in the exchange. We evaluated the Series B Convertible Preferred Stock in accordance with SFAS No. 133 and concluded that for purposes of its application, the Series B Convertible Preferred Stock was more akin to a debt-type instrument. Therefore, we were required to bifurcate the fair value of the ECF, amounting to $2,189,048, as a derivative liability. The fair value of the Series B Preferred Stock, after bifurcation, was estimated to amount to $1,475,102 using the Black-Scholes option pricing model with the following assumptions: estimated volatility of 105%; risk-free interest rate of 4.78%; estimated life of 2 years and no dividends. The fair value of the ECF on September 30, 2006 was determined to be $1,712,778 resulting in a credit to derivative expense of $476,270 during the three and nine months ended September 30, 2006.

Cashless Warrant Exercise

On July 1, 2006, a director of the Company and the holder of warrants to purchase 250,000 shares of our common stock exercised the warrants under its cashless exercise provision whereby we issued 250,000 shares of our common stock.

Common Stock Issued For Services

In August 2006, 45,000 shares of our common stock were issued for consulting services valued at $43,119 based on the stock price when the services were performed. In September 2006, 950,000 shares of our common stock were issued for investor relations consulting services valued at $427,500 based on the stock price when the contracts and stock issuance was approved by the board of directors of the Company as that was the date the contracts were legally authorized.

NOTE 6 - SEGMENT INFORMATION

We have identified the following reportable business segments. Prior to July 1, 2005 we operated solely in the IT consulting, security training and communications under CBC. Oxford commenced operations in its media segment in December 2005 and has included the operations of SVI from July 1,2006. The Company is currently evaluating the segment reporting after the acquisition of SVI.  Segment information for the three and nine months ended September 30, 2006 is as follows:

		CBC	Oxford	SVI	OMI	Combined

Total Assets	September 30, 2006	$1,049,779	$2,349,637	$12,159,740	$1,414,912	$16,974,068

Revenues	Three months ended September 30, 2006	2,005,211	189,021	3,473,558	-	5,667,790
Revenues	Nine months ended September 30, 2006	4,617,232	289,857	3,473,558	-	8,380,647

Operating Income (Loss)	Three months ended September 30, 2006	47,924	(875,147)	(238,823)	(1,501,136)	(2,567,182)
Operating Income (Loss)	Nine months ended September 30, 2006	49,435	(2,697,980)	(238,823)	(6,692,514)	(9,579,882)

Net (Income) Loss	Three months ended September 30, 2006	17,976	(875,147)	(231,257)	(6,106,639)	(7,195,067)
Net Loss	Nine months ended September 30, 2006	$(41,962)	$(2,697,980)	$(231,257)	$(14,806,316)	$(17,777,515)

NOTE 7 - SUBSEQUENT EVENTS

Effective November 16, 2006, the Company increased its senior secured promissory notes from $9,500,000 to $11,880,000 through additional borrowings. Total net proceeds received by the Company under the additional borrowings are approximately $1,900,000. In connection with the amendment, the senior secured promissory notes interest rate were changed from 10% to 12% and the due dates were extended from December 1, 2008 to December 1, 2009. In addition, interest and liquidated damages in the amount of $380,000 due to two of the primary lenders was also included in the new note. In connection with the new financing, the Company issued 600,000 shares of common stock and five year warrants to purchase 2,000,000 shares of common stock at $0.50 per share to the holder of the new note.

In October 2006, the Company issued 650,000 shares of common stock under an employment contract and 17,666 shares of common stock for consulting services. The shares were valued based on the date the agreements were authorized.

See Note 4 for an additional subsequent event.

Item 2.	Management’s Discussion and Analysis

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

 Our Business

In general, over the next twelve months, we plan to expand our business through both the growth of existing operations, and by acquiring related businesses and then using the benefits that come with these acquisitions to save costs and to increase our customer base and services as a combined entity.

As we continue to grow our core MDU and hospitality business a substantial part of our expected increase in revenues will be from the deployment of our WiMax technology and wireless network, allowing us to deliver content and broadband Internet access to areas surrounding our hospitality and MDU consumer base. Our Video-On-Demand/Pay-Per-View system is expected to be rolled out to over 200 new hospitality property customers by the end of 2006.

We have grown significantly over the preceding twelve months through acquisitions of related businesses, and expect to increase our revenues over the coming twelve months through acquisitions of related businesses. Our results of operations will be directly affected by our ability to consummate new acquisitions as well as our ability to integrate the businesses of recent and proposed acquisitions with our existing operations. We are unable at this time to provide investors with assurances that any such acquisitions will be consummated or that, if consummated, we will be able to successfully integrate these businesses into our existing operations.

The two related lines of business upon which we will focus are represented by our two subsidiaries, OxfordSVI (“Oxford”) and CBC. For simplicity, we will discuss the specifics of each of these separately.

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

Our systems are based on new Mpeg 4 technology, allowing for high definition transmissions and much lower price points. Thus, the advantage of our systems over other larger competitors is that we can offer higher quality transmissions at a lower cost to our customers. This allows us to sell to lower end properties which have previously been underserved and largely unable to offer Video on Demand (“VOD”) type services to their patrons. In total, we offer such facilities the ability to generate revenue from VOD services, attain a higher hospitality rating, gain potential royalties from advertisements, and even lower their costs on other related guest services for the 75 to 300 room hotel market.

As part of our deployment, we receive roof rights for our WiMax antenna to broadcast to the surrounding area and thereby offer our hospitality and MDU customers additional revenue. Moreover, because lodging facilities are the second point of distribution of movies and similar content, VOD delivered to consumers in the surrounding area through our hospitality customers will include content not yet available in video stores. Existing competitors are not yet capable of offering this service.

We expect to begin deployment of Oxford’s early wireless network installations beginning in the second quarter of 2007 in smaller rural markets, underserved by broadband and cable access. We will be utilizing the rooftops of existing hospitality customers as the foundation for this deployment. In this process, we will install WiMax antennas broadcasting video and other services to businesses and homes within the range of the each wireless network we set up.

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

We have acquired through Oxford a company called eMod Systems, Inc. eMod is a digital solutions company concentrating on the secure high quality distribution of digital video content to the hotel industry. This company has provided us with critical technology that gives us the ability to deliver a better quality product at a lower price point. This has increased our client base and assisted in our growth plan.

Initial sales efforts for these customers progressed more slowly than anticipated, so we switched our staffing and marketing approach in February 2006 by entering into distributorship arrangements with existing providers of Free-to-Guest Services of these targeted hospitality properties. With this approach in place, we were able to substantially improve our initially poor sales efforts relatively quickly.

On September 1, 2006, effective July 1, 2006, we completed a transaction with SVI Systems, Inc. whereby we acquired from SVI Systems, Inc. all of the issued and outstanding shares of capital stock of SVI Hotel Corporation, its wholly-owned subsidiary. SVI is a leading provider of Video-On-Demand movie systems, Free-to-Guest satellite systems, and high-speed Internet and information solutions to the hospitality industry. As a result of the acquisition, SVI became our wholly-owned subsidiary and then we merged one of our other subsidiaries, Oxford Media Corp. into SVI and changed its name to OxfordSVI, Inc. The combined entity will carry on the business of both companies and implement our overall business plan.

SVI has been in the Video-on-Demand business for 18 years and has an installed base in excess of 1,900 hotels and 155,000 rooms. Revenues for their hospitality business were $13,295,689 for the year ended December 31, 2005.

As we continue to grow our core hospitality business, management believes that the acquisition of SVI will bring substantial synergies between their installed base and Oxford’s new technology. Consistent with our business plan, we are currently in the process seeking to acquire and integrate other digital video on demand companies into Oxford’s operations.

Creative Business Concepts, Inc.

CBC is a wireless systems provider specializing in network security, IT Integration, and Telecom. As part of these services, CBC designs and installs specialty communication systems for data, voice, video, and telecom. We determine our clients’ requirements by performing a Needs Analysis and Site Audit. We then implement a specialized communications system with the deployment of a fixed Wireless Local Area Network. CBC also maintains, manages, and secures the wireless or installed IT systems of our customers.

We continue to seek to expand our CBC client base and thus our CBC operations through the acquisitions of related businesses. On September 1, 2005, we acquired, through CBC, IT Networks, Inc., a boutique engineering and technology firm located in Orange County, California specializing in security architecture, Voice over Internet Protocol technology, infrastructure design, project management and convergence of technologies. The acquisition has enhanced our operations by adding experience, capacity and technology management to CBC’s current engineering division which resulted in an operating profit in the three months ended September 30, 2006.

In the third quarter of 2006, CBC continued to expand its product and services portfolio in the Information Security market.  New partnerships were established with product suppliers, specifically in the areas of content management, network access control and endpoint security.  The technologies provided through these partnerships, combined with CBC’s recognized security expertise, provide customers with the best of breed solutions for securing and managing their critical I.T. Systems and Data.  In addition, these partnerships allow CBC to expand its marketing reach into larger, Enterprise-level organizations, to leverage CBC’s recognized expertise in Information Security and I.T. Infrastructure deployment.

CBC currently focuses on the following four major areas for customers in order maximize their Information Technology strength and enhance their performance:

1.	IT Security -- Protecting information from unauthorized access.
2.	IT Integration -- Making certain that IT systems are performing to specifications and working as ordered.
3.	Telecom - Providing carrier neutral tele-management consulting and reselling.
4.	WI-FI and WIMAX -- Point to multipoint wireless networks of up to 30 miles.

SVI Acquisition and financing

On May 26, 2006, we entered into a binding Memorandum Agreement with SVI Systems, Inc. to acquire from SVI all of the issued and outstanding shares of capital stock of SVI Hotel Corporation, which was the wholly owned subsidiary of SVI. On July 19, 2006, we entered into a Stock Purchase Agreement with SVI which was amended on August 3, 2006. The transaction was deemed effective on July 1, 2006, and the final payment was made on September 1, 2006. As a result of the acquisition, SVI became our wholly-owned subsidiary and then we merged one of our other subsidiaries, Oxford Media Corp. into SVI and changed its name to OxfordSVI, Inc.

In the acquisition process, the following key transactions occurred:

(a) We acquired each outstanding share of common stock of SVI;

(b) We issued an aggregate of 1,600,000 shares of common stock, warrants to purchase 1,375,000 shares of common stock at $1.00 per share, $5,850,000 in cash, $2,350,000 in the form of a convertible note due July 2008, $100,000 in an unsecured promissory note due January 31, 2007, and a maximum additional “earn out” of $4,000,000 in cash to SVI Systems, Inc., the former sole shareholder of SVI;

(c) We granted certain registration rights in regard to the common stock we issued, as well as the common stock to be granted upon exercise of the warrants and issuable upon conversion of the convertible notes.

(d) We hired the key employees of SVI; and

In order to partly finance this transaction, in September we also partially closed a financing transaction in which we issued Promissory Notes in the principal amount of $9,500,000. The lenders participating in the transaction were the following: Palisades Master Fund, LP; Longview Fund, L.P.; Crescent International LTD; Camofi Master LDC; Plus Four Private Equities, LP; Lewis Jaffe; and David L. Parker.

We have a pre-existing relationship with four of these lenders. These relationships are summarized as follows: (i) Palisades is the owner of 4,000 shares of our Series A Convertible Preferred Stock, 3,857 shares of our Series B Convertible Preferred Stock, shares of our common stock issued to it as payment of dividends owed to it as the holder of shares of our Series A Convertible Preferred Stock, and was the holder of a promissory note (now consolidated into the new financing) in the original principal amount of $1,000,000 (which we refer to as the Palisades Note); (ii) Longview is the holder of warrants to acquire our common stock, and was the holder of our promissory note (now consolidated into the new financing) in the original principal amount of $1,500,000 (which we refer to as the Longview Note); (iii) Jaffe is our chief executive officer, a member of our Board of Directors, and the holder of shares of our common stock subject to substantial risks of forfeiture; and, (iv) Parker is our chief operating officer, a member of our Board of Directors, the holder of shares of our common stock, and the holder of our promissory note issued in his favor. We refer to the seven lenders in this transaction as the “Lenders”.

Under the terms of the loan transaction, we issued our Secured Promissory Notes in favor of the Lenders for the loans made by the Lenders to us in the aggregate principal amount of $9,500,000. Palisades contributed $3,800,000 in cash and the Palisades Note as part of the Loan, for a total of $4,800,000. Longview contributed $1,000,000 in cash and the Longview Note as part of the Loan, for a total of $2,500,000. Crescent contributed $500,000 in cash. Camofi contributed $1,000,000 in cash. Plus Four contributed $500,000 in cash. Jaffe and Parker each contributed $100,000 in cash. Jaffe and Parker were required by Palisades and Longview to participate in the Loan as a condition to Palisades and Longview participating in the Loan. The proceeds of the Loan will be used for the payment of the cash portion of the total consideration needed to be paid to finalize and close the purchase of the issued and outstanding shares of common stock of SVI Hotel Corporation, with the remainder of the loan proceeds to be used for general corporate purposes.

The Secured Promissory Notes have an interest rate of 10% per annum; a maturity date of two years; and, are secured by a lien on all of our assets pursuant to a Security Agreement. Our obligations under the Secured Promissory Notes are guaranteed by each of our subsidiaries under a Subsidiary Guarantee executed by each of our subsidiaries. As additional consideration for the Loan, we also issued to each of the Lenders (i) that number of shares of our common stock equal to 30% of the amount loaned by each Lender (resulting in the issuance of a total of 2,850,000 shares of our common stock to the Lenders); and, (ii) warrants to acquire that number of shares of our common stock equal to the amount loaned by each Lender, at a purchase price of $0.50 pre share, with a term of 5 years (resulting in the issuance of warrants to acquire a total of 9,500,000 shares of our common stock). The common stock and warrants we issued as part of the Loan obligate us to satisfy certain registration rights and limitations. All agreements and documents entered into or delivered as part of the Loan were done so pursuant to a Subscription Agreement we entered into with each of the Lenders.

Our subscription agreement with the Lenders requires that we register both the 2,850,000 shares of our common stock we issued them in this transaction as well as the 9,500,000 shares of our common stock underlying the warrants they received. Under this agreement, we were subject to significant penalties if we did not file a registration statement for these securities by November 3, 2006, and then obtain effectiveness of the registration statement by no later than January 31, 2007. There are further penalties for any failure to maintain the registration statement. In addition, we are subject to other registration rights obligations and penalties on financing related securities issued to certain of the Lenders as well as to SVI on the acquisition transaction.

Subsequent to the reporting period, the Lenders granted us an extension to our registration obligations and we have been negotiating for an additional $2 million in funding under the same terms and conditions as the Secured Promissory Notes. When these negotiations are concluded, we will proceed to file the required registration statement.

The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through additional debt or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of September 30, 2006, there were no off balance sheet arrangements.

Liquidity and Capital Resources

As of September 30, 2006, we had total current assets of $2,756,688, consisting of cash and cash equivalents in the amount of $745,948, accounts receivable in the amount of $1,355,645, inventory in the amount of $319,994 and prepaid expense in the amount of $335,101.

Operating activities used $4,162,718 in cash for the nine months ended September 30, 2006. Our net loss of $17,777,515 represented actual cash operating losses of $4,878,628 which was the primary components of our negative operating cash flow. Investing activities for the nine months ended September 30, 2006 used $6,795,800, most of which was used for the acquisition of SVI. Net cash flows due to financing activities for the nine months ended September 30, 2006 were positive in the amount of $11,064,167. We received proceeds of $10,350,000 from issuance of short-term and long-term debt during the nine months ended September 30, 2006.

We have suffered losses from operations and negative cash flows from operating activities during the year ended December 31, 2005 and the nine months ended September 30, 2006. We had a working capital deficiency at September 30, 2006 of $1,868,334. These factors raise substantial doubt about our ability to continue as a going concern. During the quarter ended September 30, 2006, we obtained long-term senior secured debt financing in the amount of $9,500,000 which allowed for the acquisition of SVI, the consideration included a cash payment of $5,850,000. Subsequent to September 30, 2006, we entered into an additional financing transaction in November 2006 which provided an additional $2,000,000 and was added on to the senior secured debt which is payable over a three year period.

The Company plans to obtain profitable operations, by moving its VOD business to the SVI facility in Peoria, IL. We expect the integration to be complete by the end of the 4th quarter in 2006. The cash operating loss for the Company for the quarter ended September 30, 2006 was $878,414 as compared with $2,158,024 for the preceding quarter.

We expect the VOD media company, now operating as OxfordSVI, Inc. to be cash flow positive in the first quarter of 2007. There is no assurance that this will be sufficient to cover the planned product development for both VOD and WiMAX and general corporate expenses. There is further no assurance that the proceeds from future financings will be sufficient to obtain profitable operations.

Results of Operations for the Three Months Ending September 30, 2006

Revenues for the three months ended September 30, 2006 were $5,667,790 as compared with $2,049,287 for the three months ended September 30, 2005. The revenues for 2005 consisted of revenues only from CBC, whereas the revenues for 2006 consisted of revenues from both CBC ($2,005,211) and Oxford ($189,021) and SVI ($3,473,558.) Oxford deferred revenue recognition on VOD system sales in the quarter of $320,000. Gross profit was $3,039,079 for the three months ended September 30, 2006, as compared with $604,061 for the three months ended September 30, 2005.

Cash operating expenses were $3,917,493 and cash operating loss was $878,414 for the three months ended September 30, 2006 as compared with cash operating expenses of $1,500,583 and a cash operating loss of $896,522 for the same period in the prior year. The cash operating loss for the three months ended September 30, 2006 represented a reduction of $1,279,610 from the preceding quarter ended June 30, 2006

The operating loss for the three months ended September 30, 2006 when including non cash components of stock based compensation of $931,764 and depreciation and amortization of $757,004 was $2,567,182 as compared with $3,014,662 for the three months ended September 30, 2006, which included stock based compensation of $2,079,420 and depreciation and amortization of $38,720.

Other income and expense for the three months ended September 30, 2006 included interest expense of $377,301, debt extinguishment costs of $1,322,212, loan extension fees of $2,609,522 and liquidated damages of $341,667 which resulted in a net loss of $7,195,067. For the three months ended September 30, 2005, interest expense was $531,450 and the net loss was $3,572,457.

Preferred dividends for the three months ended September 30, 2006 were $128,855 and the net loss applicable to common shareholders was $0.37 per share versus $0.26 per share for the three months ended September 30,2006,

Results of Operations for the Nine Months Ending September 30, 2006

Revenues for the nine months ended September 30, 2006 were $8,380,647 as compared with $4,078,526 for the nine months ended September 30, 2005. The revenues for 2005 consisted of revenues only from CBC whereas the revenues for 2006 consisted of revenues from CBC ($4,617,232), Oxford ($289,857) and SVI ($3,473,558). SVI revenues were for only from July 1, 2006. Oxford VOD systems revenue of $662,000 has been deferred. Gross profit was $3,897,888 for the nine months ended September 30, 2006 as compared with $1,243,533 for the nine months ended September 30, 2005, with the improvement due the margin provided by SVI since the date of acquisition.

Cash operating expenses were $8,776,516 and cash operating loss was $4,878,628 for the nine months ended September 30, 2006 as compared with cash operating expenses $2,598,833 and cash operating losses of $1,355,350 for the same period in the prior year. The operating loss for the nine months ended September 30, 2006 when including non cash components of stock based compensation of $3,521,764 and depreciation and amortization of $1,179,490 was $9,579,882 as compared with an operating loss of $3,518,199 for the nine months ended September 30, 2006, which included stock based compensation of $2,089,420 and depreciation and amortization of $73,429.

Other income and expense for the nine months ended September 30, 2006 included interest expense of $1,368,686, debt extinguishment costs of $1,322,212, loan extension fees of $2,609,522, liquidated damages of $341,667 and a loss on derivative liabilities of $2,564,504 which resulted in a net loss of $17,777,515. For the nine months ended September 30, 2005, interest expense was $588,830, loss form derivative liabilities was $$26,345 and the net loss was $4,133,374.

Preferred dividends for the nine months ended September 30, 2006 were $288,855 and the net loss applicable to common shareholders was $1.00 per share versus $0.48 per share for the nine months ended September 30,2006,

Going Concern

Our condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  We have suffered losses from operations and negative cash flows from operating activities during the year ended December 31, 2005 and the nine months ended September 30, 2006. We had a working capital deficiency at September 30, 2006 of  $1,868,334. These factors raise substantial doubt about our ability to continue as a going concern. During the quarter ended September 30, 2006, we obtained long-term senior secured debt financing in the amount of $9,500,000 which allowed for the acquisition of SVI, the consideration included a cash payment of $5,850,000 Subsequent to September 30, 2006, we entered into additional financing transactions, see Note 7 in the condensed consolidated financial statements.

The company plans to obtain profitable operations, by moving its VOD media business to the SVI facility in Peoria, IL. We expect the integration to be complete by the end of the 4th quarter in 2006. The cash loss for the Company for the quarter ended September, 30, 2006 was $878,414 as compared with $2,158,024 for the preceding quarter

We expect the VOD media company, now operating as OxfordSVI, Inc. to be cash flow positive in the first quarter of 2007. There is no assurance that this will be sufficient to cover the planned product development for both VOD and WiMAX and general corporate expenses. There is further no assurance that the proceeds from future financings will be sufficient to obtain profitable operations.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following accounting policies fit this definition.

Refer to our 2005 Annual Report on Form 10-KSB for further discussion of existing critical accounting policies.

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

In addition to providing content, we sell VOD systems to the hospitality industry through a network of dealers. At the time of sale, we require the end user to enter into a content agreement. Under the maintenance and content agreement we provide such services as maintenance, training, customer support and loading of content. Currently, the VOD server, software, and related upgrades, maintenance and customer service elements are not separable due to our limited operating history. Thus, revenues from the sale of the VOD systems are being recognized ratably over the period of the content agreement, which is generally five years. As more VOD systems are sold, we expect to establish vendor specific evidence on the elements and expect to recognize a portion of the sale of the VOD system upon shipment. We record the sales price to the dealer as revenue as we do not participate in the negotiations between the dealer and the hotel. In addition, we capitalize and amortize the cost of the VOD system over the service period.

Recently Issued Accounting Pronouncements

On September 15, 2006, the Financial Accounting Standard Board issued Statement of Financial Accounting Standard 158, Fair Value Measurements (“SFAS 158”) that provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this pronouncement effective March 31, 2007. We are currently evaluating the impact of adopting this pronouncement on our financial statements.

During October 2006, the Financial Accounting Standards Board exposed for public comment FASB Staff Position 00-19(b), Accounting for Registration Payment Arrangements, which, if promulgated in its current form would amend Financial Accounting Standard No. 133 Accounting for Derivative Financial Instruments and Hedging Activities. Generally, the proposed amendment will provide for the exclusion of registration payments, such as the liquidated damages that we have incurred, from the consideration of classification of financial instruments. Rather, such registration payments would be accounted for pursuant to Financial Accounting Standard No. 5 Accounting for Contingencies, which is our current accounting practice. That is, all registration payments will require recognition when they are both probable and reasonably estimable. Our current financial arrangements result in liability classification because of features that cause share settlement of our derivative instruments to be beyond our control and other criteria that preclude equity classification. We will evaluate the application of the exposure draft during the fourth quarter and determine whether, if ultimately adopted by the FASB, this standard will provide for reclassification of certain of our derivative instruments either to stockholders’ equity or recombination with host instruments.

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

In connection with its audit of the our consolidated financial statements for the year ended December 31, 2005, McKennon, Wilson & Morgan LLP, our independent accountants, advised management of certain significant internal control deficiencies that they considered to be, in the aggregate, a material weakness, including, inadequate staffing and supervision; substantiation and evaluation of certain general ledger account balances including the lack of reconciliations and improper cut-offs; lack of procedures and/or expertise needed to prepare all required financial disclosures; and evidence that employees lack the qualifications and training to fulfil their assigned functions. McKennon, Wilson & Morgan LLP indicated that they considered these deficiencies to be a material weakness as that term is defined under standards established by the American Institute of Certified Public Accountants. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal control from reducing to an appropriately low level the risk that material misstatements in our financial statements will not be prevented or detected on a timely basis. We considered these matters in connection with the quarter-end closing of accounts and preparation of financial statements as and for the quarter ended September 30, 2006 and determined that no prior period financial statements were materially affected by such matters.

In addition, we are currently in process of moving accounting operations to the OxfordSVI facility in Peoria, Illinois which will remediate the observations by McKennon Wilson & Morgan LLP. We plan on completing the integration of the accounting functions and responsibilities incurred from the mergers by January 1, 2007. Accounting systems and procedures are being standardized. With the closing of the acquisition of SVI, we acquired the services of a number of the SVI employees who possess accounting knowledge and background which we believe has further addressed some of the identified deficiencies. We also plan on implementing additional policies, procedures, and controls to address these issues.

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

1.	2,283,486 shares of common stock issued in connection with extensions of notes payable. . This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

2.	950,000 shares of common stock issued for investor relation services. This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

3.	20,000 shares of common stock issued for consulting services. This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

4.	25,000 shares of common stock issued for consulting services. This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

5.	250,000 shares of common stock issued in the exercise of a warrant. This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

6.	274,725 shares of common stock issued in payment of a dividend. This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

7.	1,600,000 shares of common stock issued in the acquisition of SVI Hotel Corporation. This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

8.
Warrants to purchase 1,375,000 shares of common stock issued in connection with the acquisition of SVI Hotel Corporation. This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

9.	2,850,000 shares of common stock issued in connection with the issuance of notes payable. This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

10.	Warrants to purchase 9,850,000 shares of common stock in connection with the issuance of a note payable. This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

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

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended September 30, 2006.

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

Oxford Media, Inc.

Date: November 20, 2006	By:	/s/ Lewis Jaffe
	Title:	Lewis Jaffe
Chief Executive Officer