Form 10KSB
period 2006-12-31
OXFORD MEDIA, INC.
filed 2007-04-17
CIK 1285206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

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

Common Stock, par value $0.001
(Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]      No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]     No [X]

State issuer’s revenue for its most recent fiscal year. $6,491,117.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days.
$4,037,536 as of March 31, 2007

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 38,951,807 Common Shares as of March 31, 2007

Transitional Small Business Disclosure Format (Check One): Yes: __; No X

PART I
Item 1.  Description of Business

Our Business

During the reported period, we operated our businesses through our two subsidiaries, OxfordSVI, Inc., (“OxfordSVI”) an Illinois corporation, and Creative Business Concepts, Inc. (“CBC”), a California corporation. On March 8, 2007, we sold our CBC operations and thus are no longer in that business.

1.  OxfordSVI

Oxford’s primary business through OxfordSVI is providing technology, content and support services for in-room entertainment and high-speed internet access to small and medium sized hospitality properties. As part of our operations, We have developed a proprietary system comprised of hardware and software technology primarily for the cost-effective delivery of Video-on-Demand (“VOD”), on a Pay-Per-View basis.

On September 1, 2006, effective July 1, 2006, we completed a transaction with SVI Systems, Inc. whereby we acquired from, SVI Systems, Inc., all of the issued and outstanding shares of capital stock of SVI Hotel Corporation (“SVI”), its wholly-owned subsidiary. SVI is a leading provider of Video-On-Demand movie systems, Free-to-Guest satellite systems, and high-speed Internet and information solutions to the hospitality industry. As a result of the acquisition, SVI became our wholly-owned subsidiary and then we merged one of our other subsidiaries, Oxford Media Corp., into SVI and changed its name to OxfordSVI, Inc. The combined entity carries on the business of both companies and further provides the implementation foundation for our overall business plan. SVI had been in the Video-on-Demand business for 18 years with an installed hotel base in excess of 1,900 hotels and 155,000 rooms. SVI also provides high-speed internet access to an additional 500 hotel properties.

Revenues for OxfordSVI’s business are generated from three sources:

1.	the sale of the technology platform;
2.	the rental revenue generated from the content delivered using the platform; and
3.	support services.

The technology platform has three major components; proprietary software, video server and in-room equipment. We provide content that is rented in the hotel room on demand. We also maintain relationships with a variety of major content providers including: Hollywood studios, independent movie producers, and numerous sources for music and music videos. OxfordSVI is also a reseller of DIRECTV®, selling the hardware and receiving monthly recurring revenue from its free-to-guest (FTG) television services. The support services are provided by our integrated call center located in Peoria, IL and a field service organization located throughout the United States.

Over the last few months of the year we experienced a slow down of sales for our eMOD digital VOD system as well as a reduction of content rentals. We have taken steps to remedy both of these factors. We hired a new VP of sales in December who has implemented numerous new sales programs and initiatives over the last several months. These initiatives have created many new opportunities and increased our sales pipeline significantly. We also believe that a part of the reduction in content rentals is due to the shortage of blockbuster hits toward the end of the reported year which has changed since that time.

To offset the decline in our in-room movie rentals, we have increased our pricing model for movies by a $1.00 per movie rental increase. We rent, on average, in excess of 80,000 movies per month, which should result in an additional $1,000,000 in annual gross revenue if this change doesn’t impact the number of rentals.

We are continuing our integration plan of SVI’s business into Oxford’s to reduce our operating costs by centralizing the majority of our operations to our Peoria, IL facility. We will keep an office in California where certain engineers, sales personnel, and our Chief Executive Officer reside, while housing our customer care, service and financial operations in Peoria. We expect that the net result of these changes will reduce operating costs.

We also have technology which may allow us to deploy a wireless network utilizing a new distribution technology known as WiMAX. In brief, WiMAX technology allows for wireless distribution of high-definition video content and broadband Internet access to homes and businesses in the areas surrounding OxfordSVI’s hotel properties, as well as to participating multi-dwelling units (“MDU”) nearby. Equipment can be installed on the rooftops of participating hospitality and MDU properties. Currently, however, we are not devoting resources to WiMAX development as there is only a limited revenue opportunity for this product in the near-term as compared to the opportunity in the delivery of content to the hospitality market. In addition, we currently lack sufficient capital resources to aggressively pursue the development of our planned WiMAX offering.

Our WiMax offering, when available, is expected to allow customers within a seven mile radius of each antenna (installed at participating MDU and hospitality properties) to access the Internet at speeds as fast or faster than existing broadband systems. This high-speed delivery will allow access to other services such as Video on Demand movies. The quality of the movies being delivered on this system will no longer be limited by bandwidth thus making available high definition broadcasts to all homes and businesses within the 7 mile range. The consumer will see high-quality content delivered over their television sets, even though the content is actually distributed through our media servers from the same satellite network utilized to distribute the content to our MDU and hospitality customers.

Notwithstanding this plan, at this time, WiMAX is in very limited deployment in the United States, and thus we are currently focused on signing hospitality customers for our existing Video on Demand services. These arrangements provide Oxford with the rooftop rights needed for the future implementation of our WiMAX related services when WiMAX is available, as well as generating income producing revenue to our core SVI business operations.

Currently our investments associated with WiMAX and the Wireless Triple Play (voice, video and data) are yielding intellectual property (IP) which we hope will generate value in the future. We have been granted a provisional patent and have additional IP for patent submission in the coming year. Most notably is a technology we have named StreamBoost®. This innovative technology is both software and a methodology that enables network carriers to deliver video content significantly more efficiently, thereby lowering their operating costs. This technology is expected to generate revenues as a result of its utilization in our WiMAX network as well as potentially licensing it to other carriers and service providers.

There are external factors which will help with our growth as well. The biggest driver we see in the near term is the move to high definition content. During the second half of 2007, OxfordSVI plans to introduce its next generation product which is scalable to properties from 70 rooms to well over 1000 rooms and which allows for the simultaneous transmission of Standard Definition and High Definition digital content . This technology makes it possible for hotels to deploy HD at their own pace, allowing upgrades to occur over time without compromise to their delivery of standard definition content. We are one of the first companies to take this approach and we hope it will give us a competitive advantage in the marketplace. Our ability to enable a reasoned and economic upgrade path for our client hotels is a further reflection of our commitment to attend to the needs of our hotel customers.

2.  Creative Business Concepts, Inc.

Our second subsidiary, CBC, before being sold, was an IT consulting and hardware provider specializing in Network Security, IT Integration, VoIP telephony, and Telecom services. As part of these services, CBC designed and installed specialty communication systems for data, voice, video, and telecom as well as design and deployment of infrastructure and network security. We would determine our clients’ requirements by performing a Needs Analysis and Site Audit. CBC also maintained, managed, and secured the wireless or installed IT systems of these customers.

On March 8, 2007, subsequent to the reported period, we completed the sale of all of the assets of CBC. The sale was made to Creativecorp, Inc., an unrelated and unaffiliated Delaware corporation, and was deemed effective and closed as of March 1, 2007. Creativecorp, Inc. acquired all of the assets of CBC in exchange for a total purchase price of $890,000. The acquired assets included all intellectual property and all accounts receivable of CBC. The purchase price was comprised of:

1.	a cash payment of $272,219.08;
2.	the assumption of CBC’s operating business liabilities;
3.	the payment of broker fees due at closing; and
4.
the payment of $140,000 into an escrow account, which will be paid to us ratably in bimonthly installments over 90 days based upon the collection of the CBC accounts receivable less the payment by the buyer, if any, of CBC liabilities not assumed by the buyer.

As required under the agreements for the purchase of the CBC assets, we were required to change the name of CBC. On March 30, 2007, subsequent to the reported period, we changed the name of CBC to Oxford Professional Services Corp. We continue to refer to this subsidiary as CBC, however.

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

On September 1, 2005, CBC closed an Agreement and Plan of Reorganization with IT Networks, Inc., a California corporation in which CBC acquired each outstanding share of common stock of IT NET; we issued an aggregate of 400,000 shares of stock to the former shareholders of IT NET; CBC hired the key employees of IT NET; and IT NET became a direct, wholly-owned subsidiary of CBC. Upon the full integration of the IT NET operations, the corporate entity of IT Net was dissolved.

Effective December 31, 2005, we acquired PDHK Services, Inc., a privately held company specializing in content delivery software over wireless and IP networks. PDHK intellectual property and software enables true entertainment choices for consumers by empowering service providers with the technology required to deliver innovative, high-value, interactive services. PDHK technology constitutes the first and most comprehensive solution specifically designed to enable the delivery of high quality video services over wireless communication links and IP networks, with unprecedented security controls. PDHK’s software and technology enables us to add additional services to our WiMax deployment such as Video on Demand and other interactive services to drive additional revenue.

On May 26, 2006, we entered into a binding Memorandum Agreement with SVI Systems, Inc. to acquire from SVI Systems all of the issued and outstanding shares of capital stock of SVI Hotel Corporation, which was the wholly owned subsidiary of SVI Systems. On July 19, 2006, we entered into a definitive Stock Purchase Agreement with SVI Systems for this purpose which was amended on August 3, 2006. The transaction was deemed effective on July 1, 2006, but actually closed on September 1, 2006. As a result of the acquisition, SVI Hotel Corporation became our wholly-owned subsidiary. Shortly thereafter, one of our other subsidiaries, Oxford Media Corp., was merged into SVI Hotel Corporation, which changed its name to OxfordSVI, Inc.

Subsequent to the reporting period for this form 10KSB, on March 8, 2007, we completed the sale of all of the assets of CBC as described above. The sale was made to Creativecorp, Inc., and was deemed effective and closed as of the March 1, 2007. Creativecorp, Inc. acquired all of the assets of CBC in exchange for a total purchase price of $890,000 which is being paid out over time.

Our principal offices are located at One Technology Drive, Building H, Irvine, California 92618. Our phone number is (949) 727-3104 and our facsimile number is (949) 727-2043.

Employees

We have 168 full time and 35 part time employees for a total of 203 employees as of March 31, 2007.

Research and Development Expenditures

We did not incur any research or development expenditures during fiscal year 2006.

Subsidiaries

As of the end of the reported period, we had two wholly owned subsidiaries, OxfordSVI, Inc., an Illinois corporation and Creative Business Concepts, Inc., a California corporation. Subsequent to year end, we sold the assets of CBC, and changed its name to Oxford Professional Services Corp. We plan to dissolve CBC before the end of 2007. PDHK Services, Inc. and eMOD Systems, Inc., companies that are wholly-owned subsidiaries that have not been legally dissolved, but are completely inactive and no further action is planned for these entities.

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

We also acquired the following patents as result of our acquisition of SVI Hotel Corporation:

Patent/Mark Serial Number	Description
6,009,465	Entertainment and Information Systems and Related Management Networks for a Remote Video Delivery System
6,167,443	Entertainment and Information Systems and Related Management Networks for a Remote Video Delivery System
6,535,588	Telephone Accessory Communications Device
6,775,518	Interactive Education System
6,842,785	Entertainment and Information Systems and Related Management Networks for a Remote Video Delivery System
74471259	Instant Entertainment
78773494	Internet by SVI
78773515	Security by SVI

Item 2.  Description of Property

Our principal executive office is located at One Technology Drive, Building H, Irvine, California 92618 where we lease approximately 23,252 square feet under a lease that expires in April, 2011. We also lease approximately 53,120 square feet in Peoria, Illinois, under two separate leases that expire in May 2008. We believe our space is adequate for our current needs and that suitable additional or substitute space will be available to accommodate the foreseeable expansion of our business and operations. We currently sublease approximately 50% of our Irvine location to an unrelated subtenant, and we are in negotiations to sublease additional space at our Irvine location to the same subtenant. If the current negotiations result in a formal agreement, we will occupy approximately 6,000 square feet at our Irvine location.

Item 3.  Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2006.

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

Fiscal Year Ending December 31, 2006
Quarter Ended	High $	Low $
March 31, 2006	$2.29	$1.50
June 30, 2006	$1.91	$1.10
September 30, 2006	$1.16	$0.40
December 31, 2006	$0.65	$0.33

Fiscal Year Ended December 31, 2005
Quarter Ended	High $		Low $
March 31, 2005	$	N/A	$	N/A
June 30, 2005	$	N/A	$	N/A
September 30, 2005		$5.22		$2.70
December 31, 2005		$3.00		$1.35

On March 31, 2007, the closing sale price of our common stock was $0.14 per share.

Penny Stocks

The Securities Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and; (f) contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with; (a) bid and offer quotations for the penny stock;(b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statements showing the market value of each penny stock held in the customer's account.

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

Holders of Our Common Stock

As of March 31, 2007, we had 166 holders of record of our common stock.

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

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future, except as may be required as part of our obligation to our preferred stockholders.

Recent Sales of Unregistered Securities

The following is a list of equity securities that we issued in the past fiscal year ended December 31, 2006 that were not registered under the Securities Act.

1.
On February 16, 2006, we issued 800,000 shares of our common stock to Lewis Jaffe, our CEO, pursuant to his Employment Agreement dated February 15, 2006. These shares were subject to substantial risks of forfeiture contained in that Employment Agreement. This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

2.
On February 17, 2006, we issued 200,000 shares of our common stock pursuant to a $1,666,666 Bridge Loan Agreement as partial consideration for the bridge loan made pursuant to that Agreement. We paid a placement agent fee of $166,666 to HPC Capital Management for the Bridge Loan. This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

3.
On March 1, 2006, we issued 200,000 shares of our common stock to two of our executives pursuant to their Employment Agreements dated October 1, 2005. The issuance of these shares was exempt from registration under Section 4(2) of the Securities Act of 1933.

4.
On March 6, 2006, we issued 30,000 shares of our common stock to a former employee in connection with his employment agreement and the termination related agreement executed by that former employee. This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

5.
On March 31, 2006, we issued 160,000 shares of our common stock pursuant to a Supplemental Settlement Agreement as partial consideration for a release of claims related to the abandonment of a proposed acquisition of WTI. This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

6.	On April 4, 2006 we issued 75,000 shares of common stock in connection with issuance of promissory notes. This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

7.	On April 17, 2006 we issued 13,500 shares of common stock issued for investor relation services. This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

8.
On May 15, 2006 we issued 10,588 shares of common stock issued for consulting services to Homan Honary, our Chief Technology Officer. Mr. Honary served as a consultant for us prior to his employment. This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

9.
On May 17, 2006 we issued 333,333 shares of common stock to Thomas Hemingway, our former Chairman of the Board of Directors, in connection with termination of his employment contract . This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

10.
On May 26, 2006, we issued a warrant to acquire 450,000 shares of our common stock as part of a transaction where we issued a promissory note to Longview Fund in the amount of $1,500,000. On September 1, 2006, the exercise price of the warrant was reset from $1.50 to $0.50 per share. The issuance of the warrant was exempt from registration under section 4(2) of the Securities Act of 1933.

11.
On May 30, 2006, we issued 300,000 shares of common stock issued for consulting services to Domino International, Ltd., an affiliate of Longview Fund, L.P, one of our secured lenders,. This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

12.
On May 31, we issued 60,000 shares of common stock to Bella Consulting Group, LLC pursuant to the terms and conditions of a Termination, Settlement and Release Agreement with Bella Consulting Group, LLC, and other parties. The 60,000 shares were issued as partial consideration for the our release from claims made by Bella Consulting Group, LLC and other affiliated parties arising out of services rendered to us.

13.
On July 1, 2006, we issued 250,000 shares of common stock in the cashless exercise of a warrant by Nicholas Yocca, one of our directors. This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

14.
Effective July 1, 2006, we completed our acquisition of all of the issued and outstanding stock of SVI Hotel Corporation from SVI Systems, Inc. As part of that transaction, we issued a promissory note in the principal amount of $2,350,000 convertible into 1,342,857 shares of our common stock at $1.75 per share, 1,600,000 shares of our common stock and warrants to acquire 1,375,000 shares of our common stock at a strike price of $1.75 per share. The issuance of the convertible note, stock and warrant was exempt from registration under section 4(2) of the Securities Act of 1933.

15.
On July 19, 2006, we issued 25,000 shares of common stock to Keith Rosenbaum, our corporate attorney for his services. This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

16.
On July 31, 2006, we issued 274,725 shares of common stock to Palisades Master Fund LP in exchange for payment of dividends accrued on our Series A Preferred Stock through June 30, 2006. This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

17.
On August 3, 2006 we issued 2,283,846 shares of common stock to Palisades Master Fund, LP in connection with the extension of notes payable in the amount of $1,666,666 which were exchanged along with the promissory note, a liquidated damages claim and past due interest for our Series B Preferred Stock in the transaction described in Number 18, below. This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

18.
On August 4, 2006 we issued 3,857 shares of 8% Series B Preferred Stock to the Palisades Master Fund, LP at $1,000 per share. The Series B Preferred Stock is convertible into 7,714,174 shares of our common stock. This transaction was exempt from registration under Section 4(2) of the Securities Act of 1933.

19.
On August 18, 2006 we issued 20,000 shares of common stock to Homan Honary, our Chief Technology Officer, for consulting services rendered prior to the commencement of his employment with us. This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

20.
Between September 1, 2006 and November 16, 2006, we completed a financing transaction whereby we issued a total of $11,500,000 in secured promissory notes to a purchasing group consisting of Palisades Master Fund, LP, Longview Fund LP, Midsummer Investment Ltd. Group, Crescent International, Camofi Master LDC, Plus Four Private Equities, LP, David Parker and Lewis Jaffe. As additional consideration for the purchase of the secured promissory notes, we issued 3,450,000 shares of our common stock and warrants to acquire 11,500,000 shares of our common stock at $0.50 per share. HPC Capital Management and Oppenheimer & Co., Inc. acted as placement agents. The total amount of commission paid to these parties was $184,000. These transactions were exempt from registration under Section 4(2) of the Securities Act of 1933.

21.
On September 29, 2006 we issued an aggregate of 950,000 shares of common stock to four entities in exchange for investor relations services. This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

22.
On October 9, 2006 we issued 17,666 shares of common stock to Homan Honary, our Chief Technology Officer, for consulting services rendered prior to the commencement of his employment with us. These issuances were exempt from registration under Section 4(2) of the Securities Act of 1933.

23.
On November 20, 2006, we issued 210,000 shares to J. Richard Shafer in exchange for his conversion of the promissory note issued by us in his favor and accrued interest. The transaction was exempt from registration under Section 4(2) of the Securities Act of 1933.

24.
On December 29, 2006, we issued 250,000 shares to Douglas L. Zarvell in connection with his agreement to become an employee of the Company. The transaction was exempt from registration under Section 4(2) of the Securities Act of 1933. These shares are subject to a substantial risk of forfeiture and do not vest in favor of Mr. Zarvell until December 9, 2009.

25.
On December 29, 2006, we issued 1,155,000 shares to R. Sam Christensen & Alice Christensen Family Trust Dated November 27, 1990 in exchange for their conversion of the promissory note issued by us in their favor and accrued interest. The transaction was exempt from registration under Section 4(2) of the Securities Act of 1933.

26.
On December 29, 2006, we issued 687,500 shares to James C. Brooks in exchange for his conversion of the promissory note issued by us in his favor and accrued interest. The transaction was exempt from registration under Section 4(2) of the Securities Act of 1933.

27.
On December 29, 2006, we issued 148,750 shares to Kilravock Holdings LLC in exchange for its conversion of the promissory note issued by us in its favor and accrued interest. The transaction was exempt from registration under Section 4(2) of the Securities Act of 1933.

28.
On December 29, 2006, we issued 275,000 shares to Keith A. Rosenbaum, our corporate attorney, in connection with the rendering of consulting services. The transaction was exempt from registration under Section 4(2) of the Securities Act of 1933.

29.
On December 29, 2006, we issued 75,000 shares to Walter Cruttenden in connection with his prior extension of a promissory note issued by us in favor of him. The transaction was exempt from registration under Section 4(2) of the Securities Act of 1933.

30.
On December 29, 2006, we issued 15,000 shares to Dr. Edward A. Kelly in connection with his prior extension of a promissory note issued by us in favor of him. The transaction was exempt from registration under Section 4(2) of the Securities Act of 1933.

31.
On December 29, 2006, we issued 15,000 shares to Paul & Kathleen Kelly in connection with their prior extension of a promissory note issued by us in favor of them. The transaction was exempt from registration under Section 4(2) of the Securities Act of 1933.

None of the sales of securities described above have been registered with the Securities and Exchange Commission because they are believed to be exempt from registration under the Securities Act of 1933 pursuant to Regulation D, Rule 506, promulgated thereunder or generally section 4(2) of the Act. Each purchaser represented his, her or its intention to acquire the securities for investment only and not with a view toward distribution. Each investor was given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. The stock certificates issued in each case contain an appropriate legend identifying each as restricted stock.

The following is a list of equity securities that we issued since December 31, 2006 that were not registered under the Securities Act.

1.
On February 26, 2007, subsequent to the reporting period, the exercise price for warrants to acquire up to 11,500,000 shares of our common stock issued to the eight Senior Lenders in an offering we refer to as the SVI Acquisition Financing Transaction was reduced from $0.50 per share to $0.10 per share.

2.
On February 28, 2007, subsequent to the reporting period, we issued 4,800,000 shares of common stock in the exercise of the $.10 per share warrants held by Palisades Master Fund, LP, one of our Senior Lenders. This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

3.
On February 28, 2007, subsequent to the reporting period, we issued 1,000,000 shares of common stock in the exercise of the $.10 per share warrants held by Camofi Master LDC, one of our Senior Lenders. This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

4.
On February 28, 2007, subsequent to the reporting period, we issued 500,000 shares of common stock in the exercise of the $.10 per share warrants held by Crescent International, Ltd., one of our Senior Lenders. This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

5.
On February 28, 2007, subsequent to the reporting period, we issued 2,208,356 shares of our common stock to Palisades Master Fund, LP, one of our senior lenders, as payment for interest due on the note held by it. This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

6.
On February 28, 2007, subsequent to the reporting period, we issued 438,356 shares of our common stock to Palisades Master Fund, LP, one of our senior lenders, as payment for dividends due on the Series A Preferred Stock held by it. This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

7.
On February 28, 2007, subsequent to the reporting period, we issued 129,623 shares of our common stock to Palisades Master Fund, LP, one of our senior lenders, as payment for dividends due on the Series B Preferred Stock held by it. This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

8.
On February 28, 2007, subsequent to the reporting period, we issued 607,123 shares of our common stock to Midsummer Investment Ltd., one of our senior lenders, as payment for interest due on the note held by it. This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

9.
On February 28, 2007, subsequent to the reporting period, we issued 293,062 shares of our common stock to Midsummer Investment Ltd., one of our senior lenders, as payment for dividends due on the Series B Preferred Stock held by it. This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

10.
On February 28, 2007, subsequent to the reporting period, we issued 408,767 shares of our common stock to Camofi Master LDC, one of our senior lenders, as payment for interest due on the note held by it. This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

11.
On February 28, 2007, subsequent to the reporting period, we issued 204,384 shares of our common stock to Crescent International, Ltd., one of our senior lenders, as payment for interest due on the note held by it. This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

12.
On February 28, 2007, subsequent to the reporting period, we issued 204,384 shares of our common stock to Plus Four Equities, L.P., one of our senior lenders, as payment for interest due on the note held by it. This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

13.
On February 28, 2007, subsequent to the reporting period, we issued 40,877 shares of our common stock to Lew Jaffe, one of our senior lenders and our Chief Executive Officer and a member of our Board of Directors, as payment for interest due on the note held by him. This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

14.
On February 28, 2007, subsequent to the reporting period, we issued 40,877 shares of our common stock to David L. parker, one of our senior lenders and the Vice Chairman of our Board of Directors, as payment for interest due on the note held by him. This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

15.
On March 15, 2007, subsequent to the reporting period, we issued 1,407,900 shares of our common stock in the exercise of the $.10 per share warrants held by Longview Fund, LP, one of our Senior Lenders. The warrant was exercised, and the shares acquired, with the interest due and owing to Longview Fund, L.P under the note held by it. This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

16.
On March 27, 2007, subsequent to the reporting period, we issued to Palisades Master Fund, LP, one of our Senior Lenders, warrants to acquire 4,800,000 shares of our common stock at $.50 per share no later than five years after the issuance of the warrant. This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

17.
On March 27, 2007, subsequent to the reporting period, we issued to Longview Fund, L.P., one of our Senior Lenders, warrants to acquire 1,407,900 shares of our common stock at $.50 per share no later than five years after the issuance of the warrant. This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

18.
On March 27, 2007, subsequent to the reporting period, we issued to Camofi Master LDC,, one of our Senior Lenders, warrants to acquire 1,000,000 shares of our common stock at $.50 per share no later than five years after the issuance of the warrant. This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

19.
On March 27, 2007, subsequent to the reporting period, we issued to Crescent International, Ltd., one of our Senior Lenders, warrants to acquire 500,000 shares of our common stock at $.50 per share no later than five years after the issuance of the warrant. This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

None of the sales of securities described above have been registered with the Securities and Exchange Commission because they are believed to be exempt from registration under the Securities Act of 1933 pursuant to Regulation D, Rule 506, promulgated thereunder or generally section 4(2) of the Act. Each purchaser represented his, her or its intention to acquire the securities for investment only and not with a view toward distribution. Each investor was given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. The stock certificates issued in each case contain an appropriate legend identifying each as restricted stock.

Securities Authorized for Issuance Under Equity Compensation Plans

On January 17, 2005 the Board of Directors and shareholders of CBC adopted its 2005 Stock Plan. This Plan was later adopted by us as part of the plan of merger in which we were acquired by CBC in the reverse transaction.

Under the terms of the Plan, we may grant options to service providers to purchase up to 750,000 shares of our common stock. Incentive stock options, non-qualified options, restricted stock awards and rights to purchase restricted stock may be granted under the Plan. Vesting of options under the plan is determined by the Board of Directors, but may not exceed five years from the date of grant.

On January 31, 2005, we awarded options to purchase 320,000 common shares with an exercise price of $2.00 to employees under the terms of the Plan. These options have now expired and will be of no further force and effect.

The option awards originally vested over five years or upon the event of a merger; that merger occurred on July 6, 2005 and, accordingly, the options were fully vested at that date.

The options had no intrinsic value on the date of the award. Accordingly, no compensation expense was recognized from the awards.

On December 29, 2006 our Board adopted and approved a stock option plan. That plan is subject to shareholder approval, which we expect to secure at our next annual meeting of shareholders. Thereafter, our Board will consider granting options under the plan.

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

Our Business

Over the next twelve months, we plan to grow our business through the growth of our customer base and sales of our eMOD systems using the benefits that come from our technology to save costs and to increase our revenues produced. Specifically this will result in increases in the number of hotels using our products and services, as well as increasing revenue produced per room.

We continue to integrate and grow our core hospitality business with the integration of Oxford’s operations in Irvine, CA with and into SVI’s operations in Peoria, IL which are now operating under the name OxfordSVI.

We have grown significantly over the preceding twelve months through acquisitions of related businesses (primarily SVI), and will continue to evaluate potential growth through such acquisitions. Our results of operations will be directly affected by any such new acquisitions as well as our ability to integrate the businesses of recent acquisitions with our existing operations. We are unable at this time to provide investors with assurances that any such acquisitions will be consummated or that, if consummated, we will be able to successfully integrate these businesses into our existing operations.

We expect to continue our integration plans of SVI by centralizing even more of our operations to our Peoria facility. We will keep a small office in California where the engineering, west coast sales, and CEO will reside while sending the balance of customer care and financial teams to Peoria. We anticipate that the net results of these changes will be reduced operating costs significantly over the coming year.

We intend to focus on the OxfordSVI hospitality service business over the coming year.

OxfordSVI

Among large, high-end properties, our business is currently dominated in the hospitality industry by two large providers, Lodgenet and On Command. In December 2006 Lodgenet announced the acquisition of the parent of OnCommand, Ascent Entertainment Group Inc. Lodgenet completed the acquisition on April 4, 2007. Their technology is mostly 3rd party therefore their services can only be delivered cost effectively to large, high-end facilities, and, even then, only at rates in excess of $350 per hotel room for 300 plus rooms, as quoted in their public filings. This price goes up as they are placed in smaller hotels.

Our systems are based on lower cost, using commodity-based part components coupled with our proprietary software, allowing for standard and high definition transmission at much lower price points. Thus, the advantage of our systems over other larger competitors is that we can offer higher quality transmissions at a lower cost to our customers. This allows us to sell to lower end properties which have previously been underserved and largely unable to offer Video on Demand type services to their patrons. In total, we offer such facilities the ability to generate revenue from VOD services, attain a higher hospitality rating, gain potential royalties from advertisements, and even lower their costs on other related guest services for the 75 to 300 room hotel market.

As part of our deployment, we receive roof rights for our WiMax antenna to broadcast to the surrounding area and thereby offer our hospitality and MDU customer’s additional revenue. Existing competitors are not yet capable of offering this service. WiMAX transmission sites are most effective from approximately 35-65 feet elevation which makes the rooftops of limited service hotels ideal transmission sites as opposed to larger properties that have elevations of over 100 feet.

We have recently ceased development of our WiMax technology to focus our capital and near term efforts on SVI.

If, in the future we decide to further develop our WiMax technology, we will begin deployment of Oxford’s wireless network installations in smaller rural markets, underserved by broadband and cable access when WiMax becomes available. We will be utilizing the rooftops of existing hospitality customers as the foundation for this deployment. In this process, we will install WiMax antennas broadcasting video and other services to businesses and homes within the range of the each wireless network we set up.

This rollout of our wireless network for the delivery of high value content opens up a connection between television and the internet. This combination of these two powerful mediums is expected to lead to new applications with interesting possibilities of great commercial potential. In effect, we will be placing a video store, music store and game store on-line. Our hope is that we will be in a position to take commercial advantage of these new opportunities as they arise from this new market. The timing of our deployment of this technology has been significantly delayed and will continue to be delayed based on the current unavailability of WiMax receivers for the consumer market.

Our acquisition of SVI Hotel Corporation gave us our current business focus of providing Video-On-Demand movie systems, Free-to-Guest satellite systems, and high-speed Internet and information solutions to the hospitality industry. We currently have an installed base in excess of 1,900 hotels and 155,000 rooms.

As we continue to grow our core hospitality business, management believes that the acquisition of SVI will bring substantial synergies between their installed base and Oxford’s new technology.

To offset the decline in our in-room movie rentals, we have increased our pricing model for movies by a $1.00 per movie rental increase. We rent, on average, in excess of 80,000 movies per month, which if there is no change in the volume of sale will result in substantial additional revenue.

In addition, we recently signed a Letter of Understanding with InnVue of Canada for the purchase of 20 standard 8-channel eMOD systems. Revenue for this contract will be recognized in the first and second quarters of 2007. This customer represents our first customer who is purchasing our technology and putting their own content on the system.

We have also completed an upgrade of HSIA systems at 14 InnKeeper’s properties in the first quarter of 2007 and completed an upgrade of guest HSIA service to 5 properties managed by McKibbon during this subsequent time period.

Finally, we have signed a 3-year sales agreement with Diamondback Cooperative Holdings, Inc., an industry consultant which has an exclusive sales agreement with Select One Hospitality. We expect to be the sole VOD provider to SelectOne as it grows.

Our strategy for 2007 includes two major growth drivers; adding hotel properties and generating more revenue per room. We are well positioned for this growth starting with our base of over 2400 hotel properties that we deliver our VOD and/or HSIA services. Our important differentiation in the marketplace is a combination of our lower price points for the technology that enables the delivery of our VOD content well as our ability to deliver superior customer support services.

There are external factors which will help with our growth as well. In the near term, the biggest driver we see is the move to high definition (HD) content. During 2007, we will introduce our next generation product which will be scalable to properties with rooms ranging from 70 to well over 1000. Our technology makes it viable for hotels to deploy HD at their own pace, allowing upgrades to occur over time without compromise to their delivery of standard definition content. We believe we are the first company to take this approach and it should give us a real competitive advantage in the marketplace. Our ability to enable a reasoned and economic upgrade path for our client hotels is a further reflection of our commitment to attend to the needs of our hotel customers. With the merger of our two largest competitors in the market it opens up opportunities as we are now positioned to be the competitive alternative to the largest provider in the industry and we are getting involved in proposals with larger hotel chains and higher end properties than we have in years past. These properties also yield higher revenue per room rates than our current installed base.

Our sales strategy is to leverage our in-house sales team to up-sell our current installed base and find deals on a direct bases while also working an authorized dealer channel that delivers non competitive technologies to a similar market demographic.. Our hybrid model focuses direct efforts on management companies and brands, and leveraging the dealer channel where appropriate to capitalize on there relationships, marketing and ability to cover geographies where we do not have a direct presence. This sales strategy provides us greater exposure to new potential customers.

Another significant opportunity in the short term is gaining more revenue per room from our installed base. This will be achieved by a three pronged approach; upgrading technology, providing more compelling content and the introduction of advertising revenue.

Over 1500 of the properties acquired in the SVI transaction use an antiquated video tape based head end to deliver content to the hotel rooms. These systems have limited content selection and a finite number of viewers at any given time. Upgrading these customers to a digital solution dramatically increases revenue per room simply due to additional content that can be stored in a digital system and the ability to have multiple people watching a movie all starting at different times. We have two digital systems available, our lower end Instant Entertainment (IE) system and the more robust eMOD system. The eMOD system which was developed by Oxford has more features including the ability to post charges to the hotel guests’ room bill and full feature remote controls giving the user the ability to fast forward, rewind and pause while the IE system developed and deployed by SVI prior to the acquisition was developed by SVI does not have those features. Over 400 properties have the IE digital systems and these properties generate in excess of $2.50 more revenue per room per month which is why we are focusing on upgrading the 1500 tape based properties to digital. The eMOD system produces over $10 higher revenue per room.

There are over 1900 properties with either the IE tape based or digital systems. These systems do not automatically tune the television to the movie preview channel when the TV is turned on. In the fall of 2006, we deployed technology, on a test basis in 3000 rooms that tune to the TVs to the preview automatically and the initial results showed an additional $1.00 in revenue per room per month. The Company has started a program to deploy technology in approximately 20,000 rooms every six weeks until we have upgraded approximately 120,000 out of our 155,000 IE room base. We are working on unifying our eMOD and IE digital platforms which will help us lower costs and further penetrate the underserved market.

The greater storage capacity of digital systems allows us to offer a broader selection of content that’s appealing to a wider audience of hotel guests which is expected drive additional revenue per room.

The other new source of revenue the Company expects to have is advertising. The Company plans to add a TV guide channel on the system with save available for advertising which would be shared between the hotel property and us.

Overview of Business Acquisitions and Financing

In June 2005, management abandoned its business plan relating to the distribution of high quality fine art reproductions in North America and consummated a merger agreement with Oxford in which, among other things:

(a) each issued and outstanding share of common stock of Oxford was exchanged into shares of our common stock; and

(b) Oxford became our direct, wholly-owned subsidiary.

On July 6, 2005, following the reported transition period, we consummated a second merger agreement with CBC, in which, among other things:

(a) each issued and outstanding share of common stock of CBC was exchanged into shares of our common stock, and each issued and outstanding option to purchase CBC common stock was created and was converted into an option to purchase our common stock; and

(b) CBC became our direct, wholly-owned subsidiary.

CBC was considered to be the accounting acquirer in these transactions, and thus we adopted its fiscal year end of December 31, 2005, as well as its accounting policies as our own.

We acquired two small companies, for an aggregate 750,000 shares of our common stock, which provided IT services and content delivery software over wireless and IP networks, among other things.

On September 1, 2006, we closed a stock purchase agreement to acquire SVI Hotel Corporation, in which, among other things:

(a) We acquired all of the outstanding common stock of SVI;

(b) We issued an aggregate of 1,600,000 shares of common stock, warrants to purchase an additional 1,375,000 shares of common stock at $1.00 per share, $5,850,000 in cash, $2,350,000 in the form of a convertible note due July 2008, $100,000 in an unsecured promissory note due January 31, 2007, and a maximum additional “earn out” of $4,000,000 in cash to SVI Systems, Inc., the former sole shareholder of SVI;

(c) We hired key employees of SVI; and

(d) We merged our other subsidiary Oxford Media Corp. into SVI Hotel Corporation and changed its name to OxfordSVI, Inc.;

The total consideration we paid for the acquisition of SVI consisted of a combination of cash, debt, and the issuance of our common stock in the approximate amount of $11.4 million. The consideration included $5,850,000 in cash; $2,350,000 in convertible notes due July 2008; $100,000 in unsecured promissory notes due January 31, 2007; 1,600,000 shares of our common stock; and, warrants to purchase 1,375,000 shares of our common stock at $1.00 per share. Additionally, we also agreed to pay a maximum of an additional $4,000,000 million of cash consideration as part of an “earn-out” provision. The “earn-out” provision is based on the number of future conversions of analog-based Video-On-Demand customers to our next generation Video-On-Demand platform. We also granted certain registration rights in regard to the common stock we issued, as well as with regard to common stock to be granted upon exercise of the warrants and issuable upon conversion of the convertible notes.

The stock was acquired from SVI Systems, Inc., with an effective date of July 1, 2006. The transaction was deemed effective on July 1, 2006 as stipulated in the Stock Purchase Agreement and for convenience is the beginning of the Company’s accounting quarter. The delay to enter into the Stock Purchase Agreement was to facilitate the closing of the SVI accounting records for the six months ended June 30, 2006. Effective July 1, 2006, SVI required approval from OMI to enter into contracts, agreements, make large purchases or engage in any other activities not in the ordinary course of business. In addition, David Noyes, our former chief financial officer of Oxford Media, Inc became an effective officer of SVI, a signatory on their bank account on July 19, 2006 and had access to and reviews of all cash transactions. Upon execution of the Stock Purchase Agreement, the Company with SVI personnel began implementing its integration plan, arranging joint sales calls and participating in weekly executive staff meetings.

We are also currently searching for other related business acquisitions that management believes will enhance our overall business plan to become a diversified digital media content and communications technology company.  We are not, however, in discussions with any such groups.

In September 2006, we also closed the first part of a financing transaction in which we eventually issued Promissory Notes in the total principal amount of $11,500,000. The lenders participating in the transaction were the following: Palisades Master Fund, LP; Longview Fund, L.P.; Midsummer Investment Ltd; Crescent International LTD; Camofi Master LDC; Plus Four Private Equities, LP; Lewis Jaffe; and David L. Parker. We had a pre-existing relationship with four of these lenders, which relationships are summarized as follows: (i) Palisades is the owner of 4,000 shares of our Series A Convertible Preferred Stock, shares of our common stock issued to it as payment of dividends owed to it as the holder of shares of our Series A Convertible Preferred Stock, was the holder of our promissory note in the original principal amount of $1,000,000 (which we refer to as the Palisades Note), and was the owner of 3,857 shares of our Series B Convertible Preferred Stock prior to its sale of these shares to Midsummer Investment Ltd. (which sales closed at the same time as Midsummer’s loan to us as part of the $11,500,000 financing transaction; (ii) Longview is the holder of warrants to acquire our common stock, and was the holder of our promissory note in the original principal amount of $1,500,000 (which we refer to as the Longview Note); (iii) Mr. Jaffe is our chief executive officer, a member of our Board of Directors, and the holder of shares of our common stock subject to substantial risks of forfeiture; and, (iv) Mr. Parker is our Vice Chairman and former executive vice president, and, a member of our Board of Directors, and the holder of shares of our common stock. We refer to the eight lenders in this transaction as the “Lenders”.

Under the terms of the loan transaction, we issued our Secured Promissory Notes in favor of the Lenders for the loans made by the Lenders to us in the aggregate principal amount of $11,500,000. Palisades contributed $3,800,000 in cash and the Palisades Note as part of the Loan, for a total of $4,800,000. Longview contributed $1,000,000 in cash and the Longview Note as part of the Loan, for a total of $2,500,000. Midsummer Investment Ltd. contributed $2,000,000 in cash. Crescent contributed $500,000 in cash. Camofi contributed $1,000,000 in cash. Plus four contributed $500,000 in cash. Jaffe and Parker each contributed $100,000 in cash. Jaffe and Parker were required by Palisades and Longview to participate in the Loan as a condition to Palisades and Longview participating in the Loan. The proceeds of the Loan were partially used for the payment of the cash portion of the total consideration needed to be paid to finalize and close the purchase of the issued and outstanding shares of common stock of SVI Hotel Corporation, with the remainder of the loan proceeds being used for general corporate purposes.

The Secured Promissory Notes originally had an interest rate of 10% per annum, which was increased to 12% in an amendment on November 16, 2006 and a maturity date of two years which was increased to three years. These notes are secured by a lien on all of our assets pursuant to a Security Agreement. Our obligations under the Secured Promissory Notes are guaranteed by each of our subsidiaries under a Subsidiary Guarantee executed by each of our subsidiaries. As additional consideration for the Loan, we also issued to each of the Lenders (i) that number of shares of our common stock equal to 30% of the amount loaned by each Lender (resulting in the issuance of a total of 3,450,000 shares of our common stock to the Lenders); and, (ii) warrants to acquire that number of shares of our common stock equal to the amount loaned by each Lender, at an exercise price of $0.50 per share, with a term of 5 years (resulting in the issuance of warrants to acquire a total of 11,500,000 shares of our common stock). This exercise price was later reduced to $0.10 per share in an amendment dated February 27, 2007. The common stock and warrants we issued as part of the Loan obligate us to satisfy certain registration rights and limitations. All agreements and documents entered into or delivered as part of the Loan were done pursuant to a Subscription Agreement we entered into with each of the Lenders.

While we have not received any notice of default from any of Senior Lenders, we have, at various times been out of compliance with certain covenants owed to our Senior Lenders. However, the Senior Lenders have infused additional capital into the Company through the exercise of warrants, and they have been working very closely with us to resolve any covenant breaches, including the possible conversion of interest currently due into stock. At the time of the filing of this report, management believes that we are in compliance with all material covenants owed to our Senior Lenders.

In conjunction with our acquisition of SVI, we also issued a series of promissory notes in favor of the sellers of SVI. Certain interest payments are due on some of these notes. We have not yet made these payments due to certain offsets to which we believe we are entitled; offsets that we believe significantly exceed the amounts currently due and could even approach the total amount of the notes in question. The holders of these notes have issued us a written notice of our failure to make payment. While we believe our position on the offsets is sound, we would rather not allow the failure to make payment reach the point of a potential default under these notes. As a result we continue to make every effort to reach a workable solution with the sellers of SVI. At the time of the filing of this Report, we have received no further notice from the sellers of SVI and we continue to exercise our best efforts to resolve the related issues with them.

Subsequent to the reporting period, on March 8, 2007, we completed the sale of all of the assets of our wholly owned subsidiary, Creative Business Concepts, Inc. The sale was made to Creativecorp, Inc., an unrelated and unaffiliated Delaware corporation, and was deemed effective and closed as of the March 1, 2007. Creativecorp, Inc. acquired all of the assets of CBC in exchange for a total purchase price of $890,000. The acquired assets included all intellectual property and all accounts receivable of CBC. The purchase price was comprised of a cash payment of $272,219.08; the assumption of CBC’s operating business liabilities; the payment of broker fees due at closing; and the payment of $140,000 into an escrow account, which will be paid to us ratably in bimonthly installments over 90 days based upon the collection of the CBC accounts receivable less the payment by buyer, if any, of CBC liabilities not assumed by the buyer.

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

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which requires us to make estimates and assumptions in certain circumstances that affect amounts reported. In preparing these financial statements, management has made its best estimates and judgments of certain amounts, giving due consideration to materiality. We believe that of our significant accounting policies (more fully described in notes to the consolidated financial statements), the following are particularly important to the portrayal of our results of operations and financial position and may require the application of a higher level of judgment by our management, and as a result are subject to an inherent degree of uncertainty.

Estimates
Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. We review our estimates on an on-going basis, including those related to revenue recognition, the allowance for doubtful accounts, inventories and related reserves, long-lived assets, income taxes, valuation of derivative instruments, common stock and warrants issued and stock-based compensation. We base our estimates on our historical experience, knowledge of current conditions and our beliefs of what could occur in the future considering available information. Actual results may differ from these estimates, and material effects on our operating results and financial position may result. We believe the following critical accounting policies involve our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition
We generate our revenues from the sale of products and services and recognize revenue when the following fundamental criteria are met:

•	persuasive evidence that an arrangement exists;

•	the products and services have been delivered;

•	selling prices are fixed and determinable and not subject to refund or adjustment; and

•	collection of amounts due is reasonably assured.

Delivery occurs when goods are shipped and title and risk of loss transfer to the customer, in accordance with the terms specified in the arrangement with the customer. Revenue recognition is deferred in all instances where the earnings process is incomplete. We provide for sales returns and allowances in the same period as the related revenues are recognized. We base these estimates on our historical experience or the specific identification of an event necessitating a reserve. To the extent actual sales returns differ from our estimates; our future results of operations may be affected. Should changes in conditions cause management to determine that these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

We derive revenues from the following sources:

Guest Pay Services
Revenues from in-room video-on-demand (“VOD”) are generated when a hotel guest purchases the content we provide upon the viewing of the content by the guest. We track the usage of such services through our VOD billing system. The pricing of these transactions is established through individual contracts with each hotel. Refunds are reflected net of revenue recognized. We accounts for these revenue on a gross basis in accordance with EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”. We are responsible for the delivery of the content, possess royalty-based licenses with our content providers and bear the credit risk of collecting payment from the customer as we are ultimately responsible for the delivery of the content.

Free-to-Guest Services
Free-to-guest services include revenues generated from the sale of equipment (rack-mounted satellite receivers, one per channel) allowing a hotel to receive DirecTV programming for its guests. We record revenue from the sale of the receivers in the period in which such equipment is installed. The hotelier contracts directly with DirecTV for the related programming services. We receive commissions from DirecTV related to such programming services and recognize revenue in the period in which such commission payments are received.

High-speed Internet Access (HISA)
High-speed internet access is provided through the sale and installation of equipment and is recognized upon installation. The equipment has stand-alone value to the customer. The software used within these systems is non-proprietary and can be supplied by other vendors unrelated to us.

We also provide ongoing maintenance, service and call center support services to hotel properties that have high-speed internet access regardless of whether we provided the equipment or internet access. We record revenues ratably over the term of the service contract for the services we provide.

Sales of VOD Systems
In addition to providing VOD content, we sell VOD systems to the hospitality industry through our sales force and a network of dealers. At the time of sale, we generally require the hotelier to enter into a content agreement whereby training, customer support and loading of content is provided. Currently, due to the limited sales history of selling the systems, we have not obtained vendor specific objective evidence to segregate the VOD server, software, and related upgrades, and customer service elements. Accordingly, revenues from the sale of the VOD systems are recognized ratably over the period of the content agreement, which is generally five years. As additional VOD systems are sold, we will analyze our sales and content trends to determine whether vendor specific objective evidence on each element sold is independent of one another. If it is determine that elements are sold on a stand-alone basis, we may recognize the sale of the VOD system upon shipment.

The cost of the VOD system is being deferred and amortized to cost of sales over the respective service periods.

Accounts Receivable
We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain an allowance for doubtful accounts based upon our historical experience and any specific customer collection issues that we have identified. While our credit losses have historically been within our expectations and the allowance established, we may not continue to experience the same credit loss rates as we have in the past.

Long-Lived Assets
We review the carrying value of long-lived assets such as property and equipment, intangible assets and goodwill whenever events or circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized to reduce the carrying value of the asset to its estimated fair value.

Accounting for Income Taxes
We account for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Under this method, we determine deferred tax assets and liabilities based upon the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. The tax consequences of most events recognized in the current year's financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenues, expenses, gains and losses, differences arise between the amount of taxable income and pre-tax financial income for a year and between the tax bases of assets or liabilities and their reported amounts in the financial statements. Because it is assumed that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount on the consolidated balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and unless we believe that recovery is more likely than not, we must establish a valuation allowance.

We have provided a full valuation allowance against our U.S federal and state deferred tax assets. If sufficient evidence of our ability to generate future U.S federal and/or state taxable income becomes apparent, we may be required to reduce our valuation allowance, resulting in income tax benefits in our statement of operations. We evaluate the realizability of our deferred tax assets and assess the need for a valuation allowance quarterly.

Stock-Based Compensation
We account for stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment.” SFAS 123R requires that we account for all stock-based compensation transactions using a fair-value method and recognize the fair value of each award as an expense, generally over the service period. The fair value of stock options is based upon the market price of our common stock at the grant date. We estimate the fair value of stock option awards, as of the grant date, using the Black-Scholes option-pricing model. The use of the Black-Scholes model requires that we make a number of estimates, including the expected option term, the expected volatility in the price of our common stock, the risk-free rate of interest and the dividend yield on our common stock. If our expected option term and stock-price volatility assumptions were different, the resulting determination of the fair value of stock option awards could be materially different and our results of operations could be materially impacted.

Accounting for Embedded Conversion Features and Warrants Issued with Preferred Stock and Debt Instruments
In February 2006, the FASB issued No. 155 “Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140”, which permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, among other items not presently impacting us. We applied this guidance in our accounting for our senior notes issued in September and November 2006.

We accounted for embedded conversion features (ECF) and warrants issued with preferred stock and debt instruments in accordance with the guidance in paragraph 12 of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which requires the evaluation of an ECF from the respective instrument and separate accounting if the equity instrument(s) meet met certain criteria. The ECFs and warrants we issued with each of our Series A preferred stock, Series B preferred stock and $11.5 million in senior notes met all three criteria of paragraph 12 which requires bifurcation from the host instrument. These criteria include: (1) the conversion feature is not clearly and closely related to the host component, (2) the convertible instrument is not accounted for at fair value, and (3) the embedded conversion option meets the definition of a derivative in paragraph 6 of SFAS No. 133.

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

The accounting treatment of derivative financial instruments requires that we record the ECF and warrants at their fair values as of each reporting date. Any change in fair value is recorded as non-operating, non-cash income or expense at each reporting date. The derivatives were valued using the Black-Scholes option pricing model

Equity Instruments Issued with Registration Rights Agreement
We account for these penalties as contingent liabilities, applying the accounting guidance of SFAS No. 5, “Accounting for Contingencies”. This accounting is consistent with views established by the Emerging Issues Task Force (EITF) in its consensus set forth in EITF 05-04 (view C) and FASB Staff Positions FSP EITF 00-19-2 “Accounting for Registration Payment Arrangements”, which was issued December 21, 2006. Accordingly, we recognize the damages when it becomes probable that they will be incurred and amounts are reasonably estimable. We concluded the registration rights did not represent a liability at this time.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. This pronouncement recommends a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in the Company’s tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for the Company beginning January 1, 2007. We are currently in the process of evaluating the effect, if any, the adoption of FIN 48 will have on its financial statements.

In September 2006, the FASB issued SFAS No. 157 (“SFAS No. 157”), Fair Value Measurements, to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements. SFAS No. 157 retains the exchange price notion in earlier definitions of fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or liability in the principal or most advantageous market for the asset or liability. Moreover, the SFAS states that the transaction is hypothetical at the measurement date, considered from the perspective of the market participant who holds the asset or liability. Consequently, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price), as opposed to the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price).

SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). Finally, SFAS No. 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. Entities are encouraged to combine the fair value information disclosed under SFAS No. 157 with the fair value information disclosed under other accounting pronouncements, including SFAS No. 107, Disclosures about Fair Value of Financial Instruments, where practicable. The guidance in this Statement applies for derivatives and other financial instruments measured at fair value under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, at initial recognition and in all subsequent periods.

SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, although earlier application is encouraged. Additionally, prospective application of the provisions of SFAS No. 157 is required as of the beginning of the fiscal year in which it is initially applied, except when certain circumstances require retrospective application. The Company is currently evaluating the effect of adopting SFAS No. 157 on their consolidated financial statements.

Results of Operations for the Years Ended December 31, 2006 and 2005

OXFORD MEDIA INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS

On September 1, 2006, the Company acquired 100% of the outstanding stock of SVI Hotel Corporation (“SVI”), a wholly-owned subsidiary of SVI System, Inc. The result of operations from the date of acquisition which was deemed effective on July 1, 2006 for accounting purposes through December 31, 2006 are included in our consolidated financial statements.

On February 28, 2007, we sold certain assets and transferred certain liabilities related to our Creative Business Concepts, Inc. business unit. Management began discussions and efforts to sell these assets in the fourth quarter of 2006. In accordance with current accounting regulations, these results are presented on a historical basis as a separate line in the consolidated statements of operations and the consolidated balance sheet entitled“Discontinued Operations”. All of the financial information reflects only the results of our continuing operations.

	December 31,
	2006	2005

Revenue:
Services	$5,249,425	$-
Products	1,241,692	54,618
	6,491,117	54,618
Cost of sales:
Cost of services	1,558,167	-
Cost of products	712,406	76,827
	2,270,573	76,827
Gross profit	4,220,544	(22,209)

Operating expenses:
Selling, general and administrative	17,616,447	4,779,650
Amortization of intangibles	1,561,129	136,032
Operating loss	(14,957,032)	(4,937,891)

Other income (expense):
Interest income	175	7,001
Interest expense	(6,195,643)	(507,714)
Loss on disposition of assets	(76,879)	-
Gain (loss) on derivative liabilities	(6,932,907)	2,213,295

Loss before discountinuing operations	(28,162,286)	(3,225,309)

Loss from discontinuing operations	(42,692)	(1,056,876)
Loss from sale of discontinuing operations	(300,000)	-
	(342,692)	(1,056,876)

Income taxes	-	-

Net loss	(28,504,978)	(4,282,185)

Preferred stock dividends	(447,287)	(80,000)

Net loss available to common stockholders	$(28,952,265)	$(4,362,185)

Basic and diluted net loss available to common stockholders:
Loss from continuing operations	$(1.17)	$(0.32)
Loss from discontinuing operations	(0.01)	(0.11)
	$(1.18)	$(0.43)

Weighted-average common shares outstanding	19,270,750	10,056,361

Revenues
For 2006, revenues increased $6,436,499 compared to 2005 primarily resulting from the inclusion of $6,169,946 generated by SVI from the accounting date of acquisition (July 1, 2006) through December 31, 2006. Additionally, beginning in the fourth quarter of 2006, we began actively sales of our VOD systems and related content.

Gross Profit
Gross margin represents revenues less cost of goods sold.

Our gross profit for 2006 increased by $4,242,753 from the comparable 2005 period, resulting from the inclusion of the amounts generated by SVI. Other factors contributing to the increase in gross profit are attributable to the sales of our VOD systems and VOD content which were not present in 2005.

Selling, General & Administrative
Our selling, general and administrative expenses (SG&A) include personnel costs, sales and marketing efforts, the costs of corporate functions, legal, public company, information systems, depreciation, and stock-based compensation.

Our SG&A expenses increased $12,700,765 from 2005. The change includes $5,347,031 of SG&A costs incurred by SVI from the date of the acquisition to December 31, 2006, full year costs associated with the acquisitions made during 2005, increased personnel costs, severance costs, $1,547,615 of depreciation and $4,874,791 in stock-based compensation. We incurred stock-based compensation for stock issued to employees, consultants and investor relations firms.

During the third quarter of 2006, the Company developed a plan to integrate its operations to obtain profitable operations, which includes physically moving its VOD media business to the SVI facility in Peoria, IL. Additionally, management has implemented a cost reduction plan to reduce certain corporate overhead and redundant operating expenses, some of which may have a long-term adverse impact on our ability to generate successful future business activities. Management began its integration plan during the fourth quarter of 2006 and expects to be complete by the second quarter of 2007. Under its plans, management expects to generate positive operating cash flow during the fourth quarter of 2007. There is no assurance that management will achieve its plan will be sufficient to cover the planned product development for both VOD and WiMAX and general corporate expenses.

Amortization of Intangibles
Amortization of intangible includes assets acquired through business acquisitions and principally consists of intangible assets including software rights, customer relationships and the SVI trade name.

For 2006, the amortization of our intangible assets increased $1,425,097 from 2005. The change resulted from intangible assets purchased from our acquisitions of PDHK in December 2005 and SVI in July 2006. Included in the 2006 expense is $572,000 resulting from our impairment of our WiMAX technology acquired as part of the PDHK acquisition.

We originally planned to utilize the WiMax technology in the launch of a private broadband network, however, management has suspended further development effort to shift its focus to the development and sales of its VOD systems. As such, we have determined the utilization of this technology is not certain and has impaired its carrying value to zero during the fourth quarter of 2006.

Interest Expense
Interest expense increased $5,687,929 in 2006 from 2005. The change resulted primarily from the issuance debt instruments during 2006 for which the proceeds were used to acquire SVI and for general working capital purposes.

Through a series of negotiations with certain note holders, prior to the issuance of our Senior Notes in September 2006 and November 2006 (see Liquidity and Capital Resources section), we modified certain debt instruments through either extending the maturity date and/or other key provisions including the issuance of additional consideration in the form of common stock or warrants to purchase common resulting in non-cash charges $4,209,299. We also incurred non-cash charges relating to the amortization of debt discounts totaling $2,302,819 and liquidated damages relating to the non-filing of a registration statement for the Series B convertible preferred stock and the $1,500,000 note payable prior to their requirement date of $380,000.

Discontinued Operations
Loss from discontinued operations consists of the results of operations from our CBC business segment which was sold on March 1, 2007.  For the year ended December 31, 2006, we recorded a loss from discontinued operations of $42,692.  During the year ended December 31, 2005, these operations have been presented as discontinued operations totaling $1,056,876.
Change in Fair Value of Derivative Liabilities
During 2005, we issued Series A convertible preferred stock (“Series A Preferred”) and in 2006 issued Series B convertible preferred stock (“Series B Preferred”) and certain debt instruments which contained embedded conversion features and warrants which were deemed to be derivative instruments, requiring bifurcation from the respective host instrument.

On the date of issuance of our Series B Preferred and certain debt instruments, we were required to record non-cash charges totaling $4,536,561 because the fair value of the derivative instruments exceeded the net proceeds we received. Additionally, during 2006, we recorded the change in the fair value of our derivatives on our Series A Preferred and the change in the fair value from the date of issuance to December 31, 2006 on our derivative liabilities for our Series B convertible preferred stock and debt instruments of $2,396,346.

Preferred Stock Dividends
During fiscal 2006, we incurred dividends of $447,287, compared to $80,000 during 2005. The increase in dividends resulted from the issuance of our Series B Preferred during 2006 and the inclusion of full year dividends on our Series A Preferred issued in 2005.

Liquidity and Capital Resources

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities and other commitments in the normal course of business. The report of our independent auditors contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern as a result of recurring losses and negative cash flows. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary if we are unable to continue as a going concern.

We anticipate our current cash reserves, plus the expected generation of cash from existing operations, will only be sufficient to fund our anticipated operations through the second quarter of fiscal 2007. Consequently, we will need to raise additional debt and/or equity capital in order to finance our business plan and needs for working capital. Such financing(s), if available may increase our risk of not being able to service our debt obligations, and/or cause dilution to our existing equity holders.

Our principal sources of liquidity consist of cash and cash equivalents, cash generated from product and service revenues, the issuance of equity securities and issuance of debt. In addition to funding operations, our principal short-term and long-term liquidity needs have been, and are expected to be, our debt service requirements, capital expenditures and general corporate purposes. As of December 31, 2006, our cash and cash equivalents totaled $240,952, we had debt outstanding of $14,723,500 and a working capital deficit of $5,287,369.

On September 1, 2006, we issued $9,500,000 face value, 10% secured promissory notes (“10% Senior Notes”), due September 1, 2008. We received gross proceeds of $7,000,000 and exchanged $2,500,000 of previously outstanding notes from Palisades and Longview (“Exchange Notes”).

On November 16, 2006, we issued an additional $2,000,000 face value, 12% secured promissory notes (“12% Senior Notes”) due December 1, 2009. In connection with the issuance of the 12% Senior Notes, we modified the interest rate of the 10% Senior Notes to 12% and extended the maturity date from December 1, 2008 to December 1, 2009. The 10% Senior Notes and 12% Senior Notes are collectively referred to as “Senior Notes”. The proceeds of the note were used for the acquisition of SVI and operating purposes.

In addition, on November 16, 2006, we increased the principal balance of the Senior Notes by $380,000 for liquidated damages that were due to two note holders.

The holders of the Senior Notes have a first priority lien on all of our assets and are guaranteed by each of our subsidiaries under executed Subsidiary Guarantee agreements. The Senior Notes require us to repay the principal amounts at a rate of 12.5% per quarter beginning March 1, 2008. Interest is payable based on a 360-day year at the stated rate every three months beginning December 1, 2006. In the event we are in default of the Senior Notes, the default interest rate is 18% per annum, until such default has been cured. We did not make the contractual interest payment in the amount of $394,591 at December 1, 2006, however, received an extension of the due date to January 31, 2007 at which time we issued shares of our common stock to remedy the default. We are currently in compliance with the terms of our agreement.

On August 4, 2006, we issued $1,000,000 face value secured note payable to Palisades Master Fund LP (“Palisades Note”) due at the earlier of 90 days from the date of issuance or upon the closing of the SVI acquisition. The Palisades Note while outstanding was secured by a second lien on our assets and had a stated interest rate of 18% per annum. The note was converted into the 10% Senior Notes discussed above.

On May 26, 2006, we issued $1,500,000 face value of notes to Longview Fund (“Longview Note”) due on November 26, 2006. The note while outstanding was secured by a first priority lien on our assets and had a stated interest rate of 12% per annum under a short-term note incurring interest at 12%. The note was converted into the 10% Senior Notes discussed above.

On September 1, 2006, we issued $2,350,000 face value subordinated convertible notes to the selling shareholders of SVI. The holders may convert their note into common stock at a conversion price of $1.75 per share. The notes bear interest at 1.5% plus a rate of prime rate (9.25% at December 31, 2006) as announced, published or referenced by Citibank N.A. payable at the end of each calendar quarter beginning September 30, 2006. The notes are due and any accrued interest is due on or before July 15, 2008. As of December 31, 2006, the notes are in default as we did not make the required interest payments. Under default provisions, the notes accrue interest at 6.5% plus the Citibank N.A. prime rate.

On September 1, 2006, we also issued $100,000 of promissory notes to the selling shareholders of SVI. The notes were due on or before January 31, 2007. These notes were not repaid by their due date and are currently in default. Under default provisions the promissory notes accrue interest at 15% per annum.

On May 15, 2006, we issued $100,000 face value, 8% promissory notes originally due August 13, 2006. On October 12, 2006, we issued 90,000 shares of common stock together with warrants to purchase up to 50,000 shares of common stock in connection with the extension of the due date of these notes to December 31, 2006. These notes were not repaid by their due date and are in currently in default.

On February 17, 2006, we issued $1,666,666 face value, 10% to Palisades Master Fund LP (“Palisades Note”), due the earlier of June 17, 2006 or the closing of a financing round in excess of $9.0 million. On July 31, 2006, we agreed to issue an additional 2,153,846 shares of its common stock for a further extension of the note. On August 3, 2006, we converted the outstanding principal balance of $1,666,666 of an outstanding note and accrued interest and fees of $41,800, and 2,153,856 shares of common stock into 3,857 shares of Series B convertible preferred stock

On September 23, 2005, we received aggregate proceeds of $4,000,000, less closing costs, through the issuance of 4,000 shares of unsecured 8% Series A Preferred with the Palisades Master Fund, LP (“Palisades”) at $1,000 per share. The Series A Preferred was originally convertible into 1,333,333 shares of our common stock at a fixed conversion price of $3.00 per common share and has been subsequently amended with the current conversion price of $0.50 per share.

We are currently seeking to obtain additional debt or equity to fund our operating plan. However, we cannot assure you that such financing will be available to us on favorable terms, or at all.

The following table sets forth our cash flows for the years ended December 31, 2006 and 2005.

	Year Ended December 31,
	2006	2005	Change
Provided by (used in):
Operating activities	$(5,641,935)	$(3,206,778)	$(2,435,157)
Investing activities	(7,268,332)	(137,390)	(7,130,942)
Financing activities	12,559,167	3,873,049	8,685,815
	$(351,100)	$529,184	$(880,284)

Operating Activities
Operating cash flows during 2006 reflect our net loss of $28,504,978 and increased working capital requirements, partially offset by non-cash charges (depreciation, amortization of intangible assets, stock-based compensation, non-cash interest expense including the amortization of debt discounts, debt extinguishment and the change in the fair value of derivative instruments) of $21,921,442.

Cash flow used in 2005 reflect the costs to develop our VOD business, implementation of our business plans and costs incurred for our reverse merger into a public company, offset by non-cash charges $1,047,826.

Investing Activities
Investing cash flows during fiscal 2006 reflect the cash paid of $6,390,000 to acquire SVI and capital expenditures of $878,332. During 2005, we used $150,573 for the purchase of capital expenditures.

Financing Activities
During fiscal 2006, we received net proceeds of $13,245,000 from the issuance of issuance of debt instruments, partially offset by the repayments of $571,710 of debt.

During 2005, we received proceeds, net of expense of $3,873,352, primarily resulting from the net proceeds of $3,760,000 from the issuance of the Series A Preferred.

Income Tax Carryforwards
At December 31, 2006, we had $10,435,627 available U.S. tax net operating loss carryforwards.

Disclosure of Contractual Obligations

The following table summarizes our commitments to settle contractual obligations in cash as of December 31, 2006:

	Year Ending December 31,
	2007	2008	2009	2010
Debt obligations	$2,797,000	$5,963,250	$5,963,250	$-
Capital leases	33,376	30,791	-	-
Operating leases	490,368	404,661	368,776	382,730
	$3,320,744	$6,398,702	$6,332,026	$382,730

Off Balance Sheet Arrangements

None.

Item 7. Financial Statements

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm;

F-2	Report of Independent Registered Public Accounting Firm;

F-3	Consolidated Balance Sheet as of December 31, 2006;

F-4	Consolidated Statements of Operations For Years Ended December 31, 2006 and 2005;

F-5	Consolidated Statement of Stockholders’ Deficit for the Years Ended December 31, 2005 and 2006;

F-6	Consolidated Statements of Cash Flows for the Years Ended December 31, 2006 and 2005;

F-7	Notes to Consolidated Financial Statements;

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Oxford Media, Inc.

We have audited the accompanying consolidated balance sheet of Oxford Media, Inc. and its subsidiaries (collectively “Oxford”) as of December 31, 2006, and the related statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of Oxford’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oxford Media, Inc. and subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 of the consolidated financial statements, the Company has incurred losses, has used cash in operating activities and has significant working capital and stockholders’ deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with respect to these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ McKennon Wilson & Morgan LLP

Irvine, California
April 16, 2007

OXFORD MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

December 31, 2006
Assets
Current assets:
Cash	$289,199
Accounts receivable, net of allowance for doubtful accounts of $138,429	602,454
Inventories	442,744
Other current assets	202,440
Assets held for sale	374,915
Total current assets	1,911,752

Property and equipment, net	5,043,558
Deferred cost of sales	548,346
Intangible assets, net	4,197,479
Goodwill	2,668,378
Other	186,000
Total assets	$14,555,513

Liabilities and Stockholders' Deficit
Current liabilities:
Notes payables	$2,797,000
Accounts payable	1,218,524
Accrued expenses	1,762,961
Deferred revenue	650,204
Current portion of capital lease obligation	33,376
Liabilities held for sale	737,056
Total current liabilities	7,199,121

Deferred revenue	639,023
Notes payable, net of current portion	11,163,612
Derivative liabilities	11,338,590
Capital lease obligation, net of current portion	24,344
Total liabilities	30,364,690

Commitments and contingenicies

Preferred stock- $0.001 par value; 1,000,000 shares authorized
Issued and outstanding shares - 7,857	1,475,106

Stockholders' deficit
Common stock - $0.001 par value; 100,000,000 shares authorized
Issued and outstanding shares - 27,461,448	27,461
Additional paid-in capital	17,842,239
Accumulated deficit	(35,153,983)
Total stockholders' deficit	(17,284,283)
Total liabilities and stockholders' deficit	$14,555,513

The accompanying notes are an integral part of these consolidated financial statements

OXFORD MEDIA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31,
	2006	2005

Revenue:
Services	$5,249,425	$-
Products	1,241,692	54,618
	6,491,117	54,618
Cost of sales:
Cost of services	1,558,167	-
Cost of products	712,406	76,827
	2,270,573	76,827
Gross profit	4,220,544	(22,209)

Operating expenses:
Selling, general and administrative	17,616,447	4,779,650
Amortization of intangibles	1,561,129	136,032
Operating loss	(14,957,032)	(4,937,891)

Other income (expense):
Interest income	175	7,001
Interest expense	(6,195,643)	(507,714)
Loss on disposition of assets	(76,879)	-
Gain (loss) on derivative liabilities	(6,932,907)	2,213,295

Loss before discountinuing operations	(28,162,286)	(3,225,309)

Loss from discontinuing operations	(42,692)	(1,056,876)
Loss from sale of discontinuing operations	(300,000)	-
	(342,692)	(1,056,876)

Income taxes	-	-

Net loss	(28,504,978)	(4,282,185)

Preferred stock dividends	(447,287)	(80,000)

Net loss available to common stockholders	$(28,952,265)	$(4,362,185)

Basic and diluted net loss available to common stockholders:
Loss from continuing operations	$(1.17)	$(0.32)
Loss from discontinuing operations	(0.01)	(0.11)
	$(1.18)	$(0.43)

Weighted-average common shares outstanding	19,270,750	10,056,361

The accompanying notes are an integral part of these consolidated financial statements

OXFORD MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2004	5,125,000	5,125	269,876	(1,839,533)	(1,564,532)
Stock issued for cash	212,500	212	474,788	-	475,000
Purchase and retirement of stock	(12,500)	(13)	(24,987)	-	(25,000)
Stock issued for services	1,180,000	1,180	2,358,820	-	2,360,000
Stock issued in satisfaction of purchase obligation	800,000	800	47,200	-	48,000
Warrants issued for services	-	-	109,416	-	109,416
Stock issued for acquisitions of:
Becoming Art Inc.	2,884,550	2,885	(2,885)	-	-
Oxford Media, Corp.	4,990,836	4,991	1,052,368	-	1,057,359
IT Networks, Inc.	50,000	50	99,950	-	100,000
PDHK Services, Inc.	350,000	350	699,650	-	700,000
Warrants issued with a
convertible promissory note	-	-	246,764	-	246,764
Beneficial conversion option of
convertible promissory note	-	-	246,764	-	246,764
Dividend on preferred stock	-	-	-	(80,000)	(80,000)
Net loss	-	-	-	(4,282,185)	(4,282,185)
Balance - December 31, 2005	15,580,386	$15,580	$5,577,724	$(6,201,718)	$(608,414)
Stock issued for conversion of warrants	400,000	400	19,600	-	20,000
Conversion of stock warrants into common stock	-	-	820,009	-	820,009
Warrant exercised for common stock	250,000	250	(250)	-	-
Warrants issued for services rendered	-	-	482,632	-	482,632
Stock compensation expense	1,000,000	1,000	2,156,219	-	2,157,219
Issuance of stock in exchange for termination of employment contracts	393,333	393	655,607	-	656,000
Stock issued in connection with issuance of note payable	275,000	275	589,725	-	590,000
Warrants issued in connection with note payable	-	-	291,000	-	291,000
Repricing of warrants	-	-	204,331	-	204,331
Stock issued for satisfaction of liability	30,000	30	59,970	-	60,000
Issuance of stock for settlement to shareholders of abandoned WTI acquisition	160,000	160	319,840	-	320,000
Stock issued to third parties for services rendered	1,611,754	1,612	1,197,328	-	1,198,940
Stock issued for prior extension of maturity date for notes payable	105,000	105	37,245	-	37,350
Warrants issued for prior extension of maturity date for notes payable	-	-	31,886	-	31,886
Stock issued for extension of note payable subsequently converted into Series B Preferred Stock	2,283,846	2,284	2,607,238	-	2,609,522
Issuance of Series B Preferred Stock in exchange for cancellation of common stock previously issued	(2,153,846)	(2,154)	(2,474,767)	-	(2,476,921)
Stock and warrants issued with Senior Notes	3,450,000	3,450	1,583,728	-	1,587,178
Stock and warrants issued in purchase of SVI Hotel Corporation	1,600,000	1,600	1,805,400	-	1,807,000
Stock issued for repayment of notes payable and accrued interest	2,201,250	2,201	1,578,049	-	1,580,250
Stock issued in payment of Series A dividend	274,725	275	299,725	-	300,000
Dividends on preferred stock	-	-	-	(447,287)	(447,287)
Net loss	-	-	-	(28,504,978)	(28,504,978)
Balance - December 31, 2006	27,461,448	$27,461	$17,842,239	$(35,153,983)	$(17,284,283)

The accompanying notes are an integral part of these consolidated financial statements

OXFORD MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(28,504,978)	$(4,282,185)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	1,547,615	114,145
Amortization of intangible assets	1,561,129	136,032
Stock-based compensation	4,874,791	2,517,416
Change in fair value of derivative liabilities	6,932,907	(2,213,295)
Amortization of debt discounts, premiums and debt issue costs	2,302,819	-
Stock and warrants issued to extend notes payable	2,678,758	493,528
Modification of warrant	204,331	-
Excess value of common stock issued for dividends	60,000	-
Loss on disposition of assets	76,879	-
Loss on extinguishment of debt	1,322,212	-
Loss on sale - discontinued operations	300,000
Changes in operating assets and liabilities, net of operating assets acquired and liabilities assumed:
Accounts receivable	(321,241)	312,435
Inventory	59,562	(101,448)
Prepaid and other assets	70,196	18,869
Other assets	14,000	(5,124)
Accounts payable	760,389	(203,043)
Accrued expenses	243,695	129,709
Deferred revenue	343,152	(123,817)
Deferred cost of sales	(168,151)	-
Net cash used in operating activities	(5,641,935)	(3,206,778)

Cash flows from investing activities:
Purchases of property and equipment	(878,332)	(150,573)
Cash received in acquisition of business	-	13,183
Acquisition of businesses, net of cash acquired	(6,390,000)	-
Net cash used in investing activities	(7,268,332)	(137,390)

Cash flows from financing activities:
Proceeds from the issuance of notes payable	6,295,000	615,000
Proceeds from the issuance of Senior Notes	6,950,000	-
Net proceeds from issuance of preferred stock	-	3,760,000
Net proceeds from the issuance of common stock	-	450,000
Principal payments on notes payable	(400,000)	(853,561)
Proceeds from the exercise of warrants	20,000	-
Net payments on wholesale financing line of credit	(171,710)	(87,562)
Principal payments on capital lease obligations	(5,268)	(10,525)
Payment of dividends	(128,855)	-
Net cash provided by financing activities	12,559,167	3,873,352

Net increase (decrease) in cash and cash equivalents	(351,100)	529,184
Cash and cash equivalents at beginning of period	640,299	111,115
Cash and cash equivalents at end of period	$289,199	$640,299

The accompanying notes are an integral part of these consolidated financial statements

Oxford Media, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.	ORGANIZATION, BUSINESS AND BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization
Through a series of planned transactions during 2005, Creative Business Concepts, Inc. (“CBC”) and Oxford Media Corp. (“Oxford”) were reorganized as wholly-owned subsidiaries of Oxford Media, Inc. (“OMI”) formerly Becoming Art, Inc. (“BEAI”), which was, prior to the reorganization, a public shell company with no operations and no significant assets or liabilities. For accounting purposes, CBC was considered the acquirer of Oxford and OMI. In addition, OMI acquired IT Networks, Inc. (“IT Net”) on September 1, 2005, PDHK Services, Inc. (“PDHK”) on December 31, 2005 and SVI Hotel Corporation (“SVI”) effective July 1, 2006. The accompanying consolidated financial statements include the assets, liabilities, and operations of CBC for all periods presented, and the assets, liabilities and operations of Oxford, OMI, IT Net, PDHK and SVI since the dates of their acquisitions. Collectively the consolidated group is referred to herein as the “Company.” See Note 2 for additional information related to the acquisitions. On July 29, 2005, BEAI changed its name to Oxford Media, Inc.

Business
Through Oxford, the Company provides services to the hospitality industry. These services include the sale of video-on-demand (“VOD”) systems, delivery of the content which includes on-demand movies, television and the internet.

Effective July 1, 2006, OMI purchased all of the outstanding shares of SVI. SVI has the following products and services available for the hospitality industry.

▪
Instant Entertainment is an electronic delivery system that allows a guest to start a movie on-demand and pay for that movie by utilizing a credit card swiper connected to the room telephone or by cash at the front desk. The hotels/motels earn commissions based on the property's net collected movie revenues, excluding any applicable taxes and fees, multiplied by the commission percentage as stated in their individual contract.

▪
Super Video Cinema is a video player and tape-based system supplied to the hotel/motel, which then rents the equipment to their customers and remits gross proceeds, net of applicable taxes, fees and earned commissions, to the Company.

▪
DirecTV/DSS, a leading digital TV service in the residential market, is also available to hotels. As a licensed dealer of DirecTV, SVI can install digital quality programming by DirecTV on a per channel cost basis. DirecTV programming provides more choices and flexibility with access to great movies, sports, news, and family entertainment channels.

▪
Internet by SVI, an always-on high-speed Internet solution, is the hotel's first choice when it comes to an Internet amenity. SVI provides all the hardware and software necessary to allow hotel guests to plug into a wireless (or wired) network using their laptop computers. With Internet by SVI, the hotel receives installation and maintenance services by full-time SVI employees stationed throughout the U.S.

▪
Security by SVI, offers a full array of surveillance products, including high-resolution cameras, digital video recorders and the capability of remote viewing and management through a high-speed internet connection.

SVI has developed several strategic partnerships in an effort to provide additional revenue streams and value added products for the hospitality industry utilizing the Company's integrated support network.

CBC was sold in 2007. Through CBC, the Company provided consulting services to information technology (“IT”) clients regarding IT networking and security. In addition, CBC provides IT training services to clients. The consulting and training services are provided primarily to government and industry clients in Southern California. CBC also purchased, assembled, installed and sold IT networking hardware and related software and provide network maintenance services. During 2003, CBC began a telecommunications brokerage business, became an agent for competitive local exchange carriers and began brokering local telephone and data transfer services to its IT consulting clients.

Basis of Presentation and Significant Accounting Policies

Change in Reporting Entity
As discussed above, the acquisition of BEAI by CBC in 2005 was accounted for as a reverse acquisition, whereby the assets and liabilities of CBC were reported at their historical cost. The assets and liabilities of BEAI were recorded at fair value on the date of acquisition. No goodwill was recorded in connection with the reverse acquisition of BEAI because it was not a business. The reverse acquisition resulted in a change in reporting entity of BEAI for accounting and reporting purposes. Accordingly, the consolidated financial statements reported herein were retroactively restated for all periods presented to report the historical financial position, results of operations and cash flows of CBC which are being presented as discontinued operations in the accompanying consolidated financial statements.

Principles of Consolidation
The consolidated financial statements include the accounts of Oxford Media, Inc. and its wholly-owned subsidiaries, Oxford, IT Net, PDHK and SVI from the date of their acquisitions. All significant inter-company accounts and transactions have been eliminated in consolidation.

The Company has identified certain significant accounting policies that it considers particularly important to the portrayal of the Company’s results of operations and financial position which may require the application of a higher level of judgment by the Company’s management and, as a result, are subject to an inherent level of uncertainty.

Discontinued Operations
Effective March 1, 2007, the Company sold certain assets and transferred certain liabilities related to its Creative Business Concepts, Inc. business unit. The Company began discussions and efforts to sell these assets in the fourth quarter of 2006. These assets met the requirements of the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” as being held for sale. Operations and cash flows were eliminated as a result of the sale and the Company will not have any involvement in the operations after the sale. In accordance with FAS 144, these results are presented on a historical basis as a separate line in the consolidated statements of operations and the consolidated balance sheet entitled “Assets/Liabilities held for sale”. All of the financial information in the notes to the consolidated financial statements reflects only the results of continuing operations of the Company.

Going Concern Consideration
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred losses from operations and negative cash flows from operating activities during the year ended December 31, 2006 and 2005. The Company also had a working capital deficiency as of December 31, 2006 of $5,287,369. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In September 2006, the Company obtained long-term senior secured debt financing, resulting in gross proceeds of $7,000,000. On November 15, 2006, the Company raised an additional $2,000,000 in gross proceeds through the issuance of senior secured notes. The proceeds allowed for the acquisition of SVI and the funding of the Company’s operating plan.

The Company merged Oxford into SVI effective July 1, 2006 and operates the combined VOD media company under the name of OxfordSVI, Inc. For the year ended December 31, 2005, both companies incurred net losses. During the third quarter of 2006, the Company developed a plan to integrate these operations to obtain profitable operations, which includes physically moving its VOD media business to the SVI facility in Peoria, IL. Additionally, management has implemented a cost reduction plan to reduce certain corporate overhead and redundant operating expenses, some of which may have a long-term adverse impact on the Company’s ability to generate successful future business activities. The Company began its integration plan during the fourth quarter of 2006 and expects to be complete by the second quarter of 2007. Under its plans, management expects to generate positive operating cash flow during the fourth quarter of 2007. There is no assurance that management will achieve its plan. There is further no assurance that the proceeds from operating cash flows or future financings will be sufficient to obtain profitable operations.

The Company anticipates its current cash reserves, plus its expected generation of cash from existing operations, will only be sufficient to fund its anticipated operations through the second quarter of fiscal 2007. Consequently, the Company will need to raise additional debt and/or equity capital in order to finance its business plan and needs for working capital. Such financing(s), if available may increase the risk of the Company not being able to service its debt obligations, and/or cause dilution to existing equity holders. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that might result from the outcome of this uncertainty.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and could change in the near term. Significant estimates include the assessment of impairment of goodwill, long-lived assets other than goodwill, valuation of derivative instruments, common stock and warrants issued with the Series A and Series B convertible preferred stock, senior secured notes and other borrowings.

Cash
The Company maintains its cash accounts in commercial banks. The total cash balances held in a commercial bank are secured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. From time to time cash balances will exceed such limits. At December 31, 2006, the Company had cash deposits in excess of FDIC insured limits.

Accounts Receivable
The Company performs periodic credit evaluations of its customers and does not typically require collateral.  From time to time the Company may require new customers to pay for equipment and services in advance of performance.  The Company maintains reserves for potential credit losses, and historically, such losses have been within management expectations.

Inventories
Inventory consists of VOD hardware, components, high speed internet (“HSIA”) free to guests, surveillance and other equipment and is stated at the lower of cost (using the first-in, first-out method) or market value.

Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation and consist of computers, equipment, office furniture, VOD systems and leasehold improvements. Depreciation was computed using the straight-line method over the estimated useful lives ranging from one to twelve years. Leasehold improvements are amortized on the straight-line basis over the lesser of their estimated useful lives or the term of the related lease, which ever is shorter. Significant renewals and betterments are capitalized while maintenance and repairs are charged to expense.

Long-Lived Assets
The Company reviews its fixed assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The test for impairment is required to be performed by management at least annually. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted operating cash flow expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Business Combinations
In accordance with SFAS No. 141, “Business Combinations”, we allocate the purchase price of acquired entities to the tangible and intangible assets acquired, liabilities assumed, based on their estimated fair values. The Company engaged a third-party appraisal firm to assist management in determining the fair values of certain assets acquired and liabilities assumed. Such a valuation requires management to make significant estimates and assumptions, especially with respect to intangible assets.

Management makes estimates of fair values based upon assumptions believed to be reasonable. These estimates are based on historical experience and information obtained from the management of the acquired companies. Critical estimates in valuing certain of the intangible assets include but are not limited to: future expected cash flows from hospitality revenues, customer relationships and key management and market position, as well as assumptions about the period of time the acquired trade names will continue to be used in the Company's combined product portfolio; and discount rates used to establish fair value. These estimates are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.

Goodwill and Other Intangible Assets
The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  SFAS 142 requires that goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to an annual impairment test which has two steps to determine whether an asset impairment exists. The first step of the impairment test identifies potential impairment by comparing the fair value with the carrying amount of the reporting unit, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step of the impairment test shall be performed to measure the amount of the impairment loss, if any. Intangibles with indefinite useful lives are measured for impairment by the amount that the carrying value exceeds the estimated fair value of the intangible. The fair value is calculated using the income approach. Intangible assets with definite useful lives will continue to be amortized over their estimated useful lives. Any impairment is recorded at the date of determination.

The Company’s policy provides for annual evaluation of goodwill on the first day of the fourth fiscal quarter and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the operating segment level by comparing the segments' net carrying value, including goodwill, to the fair value of the segment. The fair values of our segments are estimated using a combination of the income or discounted cash flows approach and the market approach, which uses comparable market data. If the carrying amount of the segment exceeds its fair value, goodwill is potentially impaired and a second test would be performed to measure the amount of impairment loss, if any.

Allowance for System Removal
Properties where the Company’s equipment is installed may require de-installed through the course of normal operations due to a number of factors, including hardware equipment upgrade, under performance, hotel bankruptcy or change in ownership, collection issues, and change in service provider. Properties scheduled for de-installation are regularly evaluated and a provision for estimated system-removal costs is recorded upon determining when a system is removed. The costs incurred as a result of de-installation include the labor and unamortized installation costs. Over the last five years, de-installation activity for SVI's operations has averaged approximately 6 percent to 8 percent of the installed account base.

Product Warranties
The Company provides limited warranties on products it resells to the customer. Generally these products are sold in connection with free-to-guest and high speed internet services provided by the Company. In certain instances, the customer may purchase an extended warranty package for an established fee. In these situations, the Company recognizes revenue over the term of the extended warranty contract. To date, the Company's warranty obligations have not been significant.

Accounting for Preferred Stock
SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” established standards for how an issuer of equity (including the equity shares of any entity whose financial statements are included in the consolidated financial statements) classifies and measures on its balance sheet certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 caused the Company's Series A and Series B convertible preferred stock to be recorded as temporary equity since upon default of certain provisions the shares may ultimately be redeemable.

In September 2005 and August 2006, the Company issued $4,000,000.of Series A convertible preferred stock and $3,857,000 of Series B convertible preferred stock, respectively, both which contained an embedded conversion feature (“ECF”) together with warrants to purchase its common stock. In accordance with the guidance in paragraph 12 of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” it was necessary to evaluate separation of the conversion option from the debt host and account for it separately as a derivative if the conversion option met certain criteria. The ECF met all three criteria of paragraph 12: (1) the conversion feature is not clearly and closely related to the host component, (2) the convertible instrument is not accounted for at fair value, and (3) the embedded conversion option meets the definition of a derivative in paragraph 6 of SFAS No. 133.

To assess whether or not the ECF would be classified as stockholders' equity if it were freestanding, management considered the guidance in EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.” In assessing whether or not the conversion option would be classified as equity or a liability if it were freestanding, management determined whether or not the Series A and Series B convertible preferred stock is considered “conventional.” EITF 00-19 and EITF 05-2, “The Meaning of Conventional Convertible Debt Instruments in issue No. 00-19,” defines conventional convertible debt as debt whereby the holder will, at the issuer's option, receive a fixed amount of shares or the equivalent amount of cash as proceeds when he exercises the conversion option. Management determined that Series A and Series B convertible preferred stock was not “conventional,” and the Company considered all aspects of EITF 00-19, paragraphs 12-33.

This caused the ECF of the Series A and Series B convertible preferred stock to be classified as a derivative financial instrument under SFAS No. 133. In addition, all warrants to purchase common stock issued with the Series A and Series B convertible preferred stock were then deemed to be classified as derivative instruments under SFAS No. 133. The accounting treatment of derivative financial instruments requires that the Company record the ECF and warrants at their fair values as of each reporting date. Any change in fair value is recorded as non-operating, non-cash income or expense at each reporting date. The derivatives were valued using the Black-Scholes option pricing model and were classified in the consolidated balance sheets as long-term liabilities at December 31, 2006.

Software Development Costs
SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” states that all costs incurred in connection with the development of software subsequent to technological feasibility should be capitalized until such time that the software is essentially completed. Management believes the Company's software is completed concurrent with the establishment of technological feasibility. Therefore, no costs have been capitalized in connection with software development.

Revenue Recognition
The Company recognizes revenue when the following fundamental criteria are met:

•	persuasive evidence that an arrangement exists;
•	the products and services have been delivered;
•	selling prices are fixed and determinable and not subject to refund or adjustment; and
•	collection of amounts due is reasonably assured.

Delivery occurs when goods are shipped and title and risk of loss transfer to the customer, in accordance with the terms specified in the arrangement with the customer. Revenue recognition is deferred in all instances where the earnings process is incomplete. Management provides for sales returns and allowances in the same period as the related revenues are recognized. Management bases their estimates on historical experience or the specific identification of an event necessitating a reserve. Estimated shipping and handling costs are considered in establishing product prices billed to customers and are included in sales, the costs of which are included in cost of sales.

The Company generates its revenues from the following sources:

Guest Pay Services
Revenues from in-room video-on-demand (“VOD”) are generated when a hotel guest purchases the content the Company provides, upon the viewing of the content by the guest. The Company tracks the usage of such services through its VOD billing system. The pricing of these transactions is established through individual contracts with each hotel. Refunds are reflected net of revenue recognized. The Company accounts for the revenue on a “gross” basis in accordance with Emerging Issues Task Force (“EITF”) 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”. The Company is responsible for the delivery of the content, possesses royalty-based licenses with its content providers, bears the credit risk of collecting payment from the customer.

Free-to-Guest Services
Free-to-guest services include revenues generated from the sale of equipment allowing a hotel to receive DirecTV programming for its guests. Revenue is recognized in the period in which the equipment is installed. The hotelier contracts directly with DirecTV for the related programming services. The Company receives a residual commission related to such programming services and recognizes revenue in the period in which such commission payments are received.

High Speed Internet Access
High-speed internet access is provided through the sale and installation of equipment and is recognized upon installation. In addition, this equipment has stand-alone value to the customer. The software used within these systems is not proprietary to the Company and can be supplied by other vendors unrelated to the Company.

The Company also provides ongoing maintenance, service and call center support services to hotel properties that have high-speed internet access regardless of whether the Company provided the equipment or internet access. Monthly service fees are received from such hotel properties and are recognized ratably over the term of the service contract.

Sales of VOD Systems
In addition to providing VOD content, the Company sells VOD systems to the hospitality industry through its sales force and a network of dealers. At the time of sale, the Company generally requires the hotelier to enter into a content agreement whereby the Company provides training, customer support and loading of content. Currently, due to the limited sales history of selling the systems, the Company has not obtained vendor specific objective evidence to segregate the VOD server, software, and related upgrades, and customer service elements. Accordingly, revenues from the sale of the VOD systems are recognized ratably over the period of the content agreement, which is generally five years. As additional VOD systems are sold, the Company will analyze its sales and content trends to determine whether vendor specific objective evidence on each element sold is independent of one another. If it is determine that elements are sold on a stand-alone basis, the Company may recognize the sale of the VOD system upon shipment. The cost of the VOD system is being deferred and amortized to cost of sales over the respective service periods.

Fair Value of Financial Instruments
Financial instruments consist of cash, evidence of ownership in an entity and contracts that both (i) impose on one entity a contractual obligation to deliver cash or another financial instrument to a second entity, or to exchange other financial instruments on potentially unfavorable terms with the second entity, and (ii) conveys to that second entity a contractual right (a) to receive cash or another financial instrument from the first entity, or (b) to exchange other financial instruments on potentially favorable terms with the first entity. Accordingly, our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, notes payable, derivative financial instruments, related party convertible debt and redeemable preferred stock that we have concluded is more akin to debt than equity. Their respective estimated fair values approximate their carrying values due to their current nature.

Derivative Financial Instruments
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

The Company does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, The Company has issued financial instruments including convertible preferred stock, as debt financing arrangements and freestanding stock purchase warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by FAS 133, in certain instances, these instruments are required to be carried as derivative liabilities, at fair value, in our financial statements.

The Company estimates the fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objectively measuring fair values. In selecting the appropriate technique, consideration is give to, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, the Company generally uses the Black-Scholes option valuation technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to fair value these instruments. For forward contracts that contingently require net-cash settlement as the principal means of settlement, the Company projects and discounts future cash flows applying probability-weighting to multiple possible outcomes. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of our common stock, which has a high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, the Company’s operating results will reflect the volatility in these estimate and assumption changes.

In September 2005, the EITF reached a consensus on Issue No. 05−07, “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues” (“EITF 05−07”). EITF 05−07 requires that a change in the fair value of a conversion option brought about by modifying the debt agreement be included in analyzing in accordance with EITF consensus on Issue No. 96−19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” (“EITF 96−19”), whether a debt instrument is considered extinguished. Under EITF 96−19’s requirements, an issuer who modifies a debt instrument must compare the present value of the original debt instrument’s cash flows to the present value of the cash flows of the modified debt. If the present value of those cash flows varies by more than 10 percent, the modification is considered significant and extinguishments accounting is applied to the original debt. If the change in the present value of the cash flows is less than 10 percent, the debt is considered to be modified and is subject to EITF 96−19’s modification accounting. EITF 05−07 requires that in applying the 10 percent tests the change in the fair value of the conversion option be treated in the same manner as a current period cash flow. EITF 05−07 also requires that, if a modification does not result in an extinguishment, the change in fair value of the conversion option be accounted for as an adjustment to interest expense over the remaining term of the debt. The issuer should not recognize a beneficial conversion feature or reassess an existing beneficial conversion feature upon modification of the conversion option of a debt instrument that does not result in an extinguishment. EITF 05−07 is effective for modifications of debt instruments beginning in the first interim or annual reporting period beginning after December 15, 2005.

Stock-Based Compensation
Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires that the Company account for all stock-based compensation using a fair-value method and recognize the fair value of each award as an expense over the service period. For the year ended December 31, 2005 and earlier years, the Company accounted for stock-based compensation using the intrinsic value method of APB Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations and followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure.”

The Company elected to adopt SFAS 123R using the “modified prospective application.” Under that method, compensation expense includes the fair value of new awards, modified awards and any unvested awards outstanding at January 1, 2006. However, the consolidated financial statements for periods prior to the adoption of SFAS 123R have not been restated to reflect the fair value method of accounting for stock-based compensation. Stock-based compensation expense for 2005 and earlier years represents the cost of stock options and restricted stock awards determined in accordance with APB 25.

The following table illustrates the effect on net loss and net loss per share as if compensation expense for all awards of stock-based employee compensation had been determined under the fair value-based method prescribed by SFAS 123 for the year ended December 31, 2005, prior to the adoption of SFAS 123R:

Net loss, as reported	$(4,282,185)
Deduct: Total share-based employee compensation determined under fair value based method for all awards	$(611,000)
Pro forma net loss	$(4,893,185)
Basic and diluted net loss per common share
As reported	$(0.43)
Pro forma	$(0.49)

The value of the stock options was determined using the Black-Scholes model based in the closing stock price on the date of grant with the following assumptions:

Expected life (in years)	5.0
Risk-free interest rate	4.0%
Expected volatility	175%
Dividend yield	0%

Income Taxes
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

Basic and Diluted Loss per Common Share
Basic loss per share is calculated by dividing net loss by the weighted average common shares outstanding during the period. Diluted net loss per share reflects the potential dilution to basic EPS that could occur upon conversion or exercise of securities, options or other such items to common shares using the treasury stock method, based upon the weighted average fair value of our common shares during the period. The following is a summary of outstanding securities which have been excluded from the calculation of diluted net loss per share because the effect would have been anti-dilutive for the years ended December 31, 2006 and 2005:

	2006	2005

Common stock warrants	15,235,000	876,667
Convertible preferred stock - Series A	8,000,000	1,333,333
Convertible preferred stock - Series B	7,714,000	-
Convertible debt	1,836,857	982,000
Common stock options	320,000	320,000
	33,105,857	3,512,000

Reclassifications
Certain amounts in the 2005 consolidated financial statements have been reclassified to conform to the 2006 presentation, most notably the pending sale as of December 31, 2006 of the CBC business unit. Results of operations from this unit has been reclassified under the caption “Discontinued Operations” for all periods shown on the accompanying consolidated statement of operations, and assets and liabilities relating to this unit are combined into the captions “Assets held for sale” and “Liabilities held for sale,” respectively, on the accompanying consolidated balance sheet. Additionally, the consolidated statements of operation for the years ended December 31, 2006 and 2005 have been restated to exclude the results of operation of the discontinued CBC business unit.

Recent Accounting Pronouncements
In July 2006, the FASB issued FASB Interpretation No.48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. This pronouncement recommends a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in the Company’s tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for the Company beginning January 1, 2007. The Company is in the process of evaluating the effect, if any, the adoption of FIN 48 will have on its financial statements.

In September 2006, the FASB issued SFAS No. 157 (“SFAS No. 157”), “Fair Value Measurements”, to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements. SFAS No. 157 retains the exchange price notion in earlier definitions of fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or liability in the principal or most advantageous market for the asset or liability. Moreover, SFAS 157 states that the transaction is hypothetical at the measurement date, considered from the perspective of the market participant who holds the asset or liability. Consequently, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price), as opposed to the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price).

SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). Finally, SFAS No. 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. Entities are encouraged to combine the fair value information disclosed under SFAS No. 157 with the fair value information disclosed under other accounting pronouncements, including SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, where practicable. The guidance in this Statement applies for derivatives and other financial instruments measured at fair value under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, at initial recognition and in all subsequent periods.

SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, although earlier application is encouraged. Additionally, prospective application of the provisions of SFAS No. 157 is required as of the beginning of the fiscal year in which it is initially applied, except when certain circumstances require retrospective application. The Company is currently evaluating the effect of adopting SFAS No. 157 on their consolidated financial statements.

Risks and Uncertainties
The Company's operations are subject to new innovations in product design and function. Significant technological changes can have an adverse effect on the Company's future operating results. Design and development of new marketing strategies are important elements to achieve profitability in the Company's industries.

The Company’s operating performance and forecasts are strongly influenced by such factors as overall occupancy levels, the number of lodging rooms equipped with the Company's movie systems, customer buy rates, economic conditions in the hospitality industry, ability to renew existing customer contracts, ongoing technological change, seasonality, competition and release of DVDs and other competitive factors.

The Company obtains non-exclusive rights to show recently released major motion pictures from motion picture studios pursuant to a master or title-by-title agreement. The royalty rate for each movie is either pre-determined based on the agreement or negotiated on a title-by-title basis. In addition, we obtain independent films which are either non-rated or intended for mature audiences for a one-time fixed fee. As of December 31, 2006, the Company had obligations of approximately $469,000 to these studios included in accounts payable on the accompanying balance sheet. Management believes the loss of one or more of these studios could have a significant impact on operations.

2.	ACQUISITIONS

Oxford Media Corp and Becoming Art, Inc.
On June 29, 2005, BEAI, a publicly-traded company with no operations, acquired all of the issued and outstanding Oxford common stock by issuing 5,790,836 shares of BEAI common stock to Oxford's shareholders. In addition, effective July 6, 2005, BEAI acquired all of the common stock of CBC, through the issuance of 5,192,500 shares of BEAI common stock. Upon the completion of this reorganization and acquisition, BEAI had 14,542,886 shares of common stock outstanding. Through the exchanges, both Oxford and CBC have become wholly-owned subsidiaries of BEAI.

The shareholders and management of CBC received a majority of the voting rights, a majority of the seats on the board of directors and control of the senior management positions of the combined entity, and CBC had the only significant operations. Accordingly, CBC was determined to be the acquiring entity for financial reporting purposes.

Prior to the above acquisitions, for a period of two years, CBC and Oxford had common management, were sharing proceeds from capital raised on joint efforts, shared office space, made all key business decisions jointly and held a limited amount of securities in each other's entity. In addition, both entities were using the same legal counsel and filing registration statements on SB-2's with the Securities and Exchange Commission in anticipation of consolidating the group. After the acquisition, each member of management held in excess of 10% of the outstanding common stock of the combined entity. The Company's management could be considered “Promoters” as they were working directly with each other in founding and organizing the consolidated business. Accordingly, the net assets of Oxford were valued at their carryover basis at the time of acquisition. The operations of Oxford have been included in the accompanying consolidated financial statements from the date of acquisition on July 29, 2005. In addition, at the time of acquisition, Oxford had warrants to purchase 387,500 shares of Oxford's common stock at prices ranging from $1.00 to $3.00. The warrants were fully vested at the time of the acquisition and were assumed by the Company. In addition, certain members of management received an aggregate of $575,000 of BEAI common shares for services rendered in connection with the acquisition. The Company expensed the value of the shares of $1,150,000. The shares are included in the stock issued on the accompanying consolidated statement of stockholders' deficit.

IT Network, Inc.
Oxford Media, Inc. through its wholly owned subsidiary, CBC, completed the acquisition of IT Net on September 1, 2005 with the Company issuing 400,000 shares of its common stock for the net assets of IT Net. The purchase price was valued at $800,000 with 50,000 shares of common stock valued at $100,000 allocable to the IT Net assets acquired and liabilities assumed with a fair value of $100,000 and 350,000 common shares valued at $700,000 charged to operations as a signing bonus as incentive for the former IT Net shareholders to join the Company as employees. The shares were valued at $2.00 per share which represented the fair value of stock issued in private placements just prior to the agreement to purchase IT Net. The Company acquired IT Net to operate the professional services side of the Company's operations. The operations of IT Net have been included in the accompanying consolidated financial statements from the date of acquisition on September 1, 2005.

PDHK Services, LLC
On December 31, 2005, the Company acquired PDHK through the issuance of 350,000 common shares valued at $700,000 or $2.00 per share which represented the average closing market price of the Company's common stock at the time when the acquisition was agreed upon. In addition, under the acquisition agreement, the Company assumed $158,000 of liabilities. PDHK was owned by two of the Company's officers and shareholders. PDHK's sole asset was the non exclusive rights to certain licenses and source code of software technology. The technology is to be used in the Company's private broadband network. As the fair value of the Company's common stock issued and the liabilities assumed were the most determinable value, the Company valued the software technology (see Note 5) at the combined amount of $858,000. The technology will be amortized over a period of three years based on the estimated useful life of the technology.

Fair value of the assets acquired and liabilities assumed for the acquisitions were as follows:

	Oxford Media Corp.	IT Network, Inc.	PDHK Services, Inc.

Assets
Cash	$281	$12,902	$-
Inventory	76,733	-	-
Advances and deposits	13,680	109,485	-
Equipment	97,720	-	-
Software technology	1,596,640	-	858,000
Total Assets	1,785,054	122,387	858,000

Liabilities
Accounts payable and accrued expenses	399,179	22,387	158,000
Notes payable	328,516	-
Total Liabilities	727,695	22,387	158,000
Net Assets	$1,057,359	$100,000	$700,000

SVI Hotel Corporation
On September 1, 2006, the Company acquired 100% of the outstanding stock of SVI Hotel Corporation (“SVI”), a wholly-owned subsidiary of SVI Systems, Inc. The acquisition has been accounted for using the purchase method of accounting in accordance with SFAS No. 141, whereby the estimated purchase price has been allocated to tangible and intangible net assets acquired based upon their fair values at the date of acquisition. The Company acquired SVI to increase operations.

The transaction was deemed effective on July 1, 2006 as stipulated in the stock purchase agreement and the beginning of the Company's accounting quarter. The delay to enter into the stock purchase agreement was to facilitate the closing of the SVI accounting records for the six months ended June 30, 2006. Effective July 1, 2006, SVI required approval from the Company to enter into contracts, agreements, make large purchases or engage in any other activities not in the ordinary course of business. In addition, the Company’s chief financial officer became an effective officer of SVI, a signatory on their bank account on July 19, 2006 and had access to and reviews of all cash transactions. Upon execution of the stock purchase agreement, the Company with SVI personnel began implementing its integration plan, arranging joint sales calls and participating in executive staff meetings. Since the acquisition of SVI had a contractual effective date of July 1, 2006, the Company has included the operations of SVI in its consolidated financial statements commencing on the effective date.
The components of the aggregate purchase price are as follows:

Consideration paid:
Net cash paid to selling shareholders	$5,850,000
Cash credits	600,000
Value assigned to the issuance of 1,600,000 share of common stock	1,090,000
Fair value of assigned to the issuance of $2,350,000 face value subordinated convertible notes	2,682,000
Short-term notes payable	100,000
Issuance of common stock purchase warrants	717,000
Direct acquisition costs	340,000
Total	$11,379,000

Additionally, the Company agreed to pay a maximum of an additional $4,000,000 as part of an “earn-out” provision; which is contingent upon the number of future conversions of SVI's analog-based Video-On-Demand customers to the Company’s next generation Video-On-Demand platform. The Company records the contingent earn out in accordance with EITF No. 95-8 “Accounting for Contingent Consideration Paid to Shareholders of an Acquired Enterprise in a Purchase Business Combination.” Accordingly, as the operational milestones are achieved, the amounts earned will be expensed as incurred. During the year ended December 31, 2006, the Company incurred approximately $4,000 related to this provision.

The purchase price of SVI has been allocated to assets acquired and liabilities assumed based on their estimated fair values determined by management as follows:

Acquired Asset (Liability)	Amount
Accounts receivable	$465,217
Inventory	322,880
Other current assets	114,471
Accounts payable	(657,747)
Accrued liabilities	(385,199)
Property and equipment	5,411,000
Intangible assets:
Customer relationships	3,100,000
Goodwill	2,668,378
Trade names	340,000
$11,379,000

The fixed assets are being depreciated from the date of acquisition with estimated useful lives ranging from one to seven and a half years. The customer relationships and trade names are considered an intangible asset and are each being amortized over the estimated useful life of ten years from the date of the Acquisition. The goodwill is not subject to amortization and the amount assigned to goodwill is not deductible for tax purposes.

Pro-Forma Financial Information
The following unaudited pro forma operating data gives effect to the acquisition of SVI as if it had occurred on January 1, 2006 and 2005, respectively and the acquisition of BEAI, Oxford, OMI, IT Net and PDHK took place on January 1, 2005 and excludes the results of CBC due to its presentation as discontinued operations. Pro forma financial information is not necessarily indicative of the results of operations that may have occurred had the acquisition of SVI occurred at the beginning of 2006 and 2005 or Oxford, OMI and IT Net, at the beginning of 2005.

	2006	2005

Revenues	$12,754,380	$13,350,307
Net loss, before discontinued operations	(29,847,918)	(7,280,488)
Net loss applicable to common stockholders	(29,890,610)	(7,280,488)
Basic and diluted loss per common share, before discontinued operations	$(1.21)	$(0.72)
Basic and diluted loss per common share, applicable to common stockholders	$(1.21)	$(0.72)

3.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2006:

	Estimated Useful Life
Machinery and equipment	1 to 12	$4,574,468
Furniture and fixtures	5 to 7	454,872
Vehicles	3	334,302
Leasehold improvements		799,966
		6,163,608
Less - accumulated depreciation		(1,120,050)
		$5,043,558

Depreciation expense for the years ended December 31, 2006 and 2005 was $949,310 and $25,112, respectively.

4.	INVENTORIES

Inventories consisted of the following at December 31, 2006:

Raw materials	$1,436
Finished goods	441,308
$442,744

5.	SOFTWARE TECHNOLOGY

Software technology includes the encoding necessary to encode, deliver and monitor its VOD systems and has an estimated useful life of three years. It is being amortized based on the number of installations of the Company’s VOD digital systems, not to exceeed three years or based on the number of installations of the Company's VOD digital system, at a rate of approximately $3,250 per installation. The amortization expense for the years ended December 31, 2006 and 2005 was $531,130 and $136,032, respectively.

In December 2005, the Company acquired certain licenses and rights to source code of technology to be used in the Company' through the acquisition of PDHK. The technology was originally valued at $858,000 based on the liabilities assumed and the fair value of the common stock issued. Total amortization expense was $286,000 during the year ended December 31, 2006. The Company had planned to utilize this technology in the launch of its private broadband network utilizing WiMAX technology, however, has suspended further development effort to shift its focus to the development and sales of its VOD systems. As such, the Company has determined the ultimate role out of this technology is not certain and has impaired its carrying value to zero at December 31, 2006, resulting in an impairment of $572,000.

6.	INTANGIBLE ASSETS, NET

Future estimated intangible asset amortization expenses for the remaining carrying amount of intangible assets as of December 31, 2006 are as follows:

2007	$876,213
2008	741,266
2009	344,000
2010	344,000
2011	344,000
Thereafter	1,548,000
$4,197,479

7.	ACCRUED LIABILITIES

Accrued liabilities consist of the following as of December 31, 2006:

Wages, benefits & others	$289,855
Service credits	400,000
Severance	325,000
Interest	468,411
Other	279,695
$1,762,961

8.	WHOLESALE FINANCING CREDIT LINE

The Company maintained a $300,000 line of credit wholesale financing agreement with a finance company that was used for the Company's purchases of computer hardware and software for resale to customers. The Company cancelled the line of credit in August 2006. Under the terms of the agreement, a line of credit was established which was secured by a letter of credit. Advances under the line of credit were provided in order for the Company to purchase inventory. Principal and interest under the line of credit were due on the earlier of 60 days after the date of the advance and inventory purchase, or the date the Company sold the financed inventory. The interest rate, while the agreement was in place varied for each advance. The aggregate amount due under the line of credit was zero at December 31, 2006.

9.	DEBT

Long-term debt consists of the following at December 31, 2006:

Senior Notes	$14,376,500
Other	347,000
14,723,500
Less current portion	(2,797,000)
Long-term debt	$11,926,500

At December 31, 2006, future minimum payments under debt agreements are as follows:

2007	$2,797,000
2008	5,963,250
2009	5,963,250
$14,723,500

Senior Notes
On September 1, 2006, the Company issued $9,500,000 face value, 10% secured promissory notes (“10% Senior Notes”), due September 1, 2008. The Company received gross proceeds of $7,000,000 and exchanged $2,500,000 of previously outstanding notes from Palisades and Longview (“Exchange Notes”).

On November 16, 2006, the Company issued an additional $2,000,000 face value, 12% secured promissory notes (“12% Senior Notes”) due December 1, 2009. In connection with the issuance of the 12% Senior Notes, the Company modified the interest rate of the 10% Senior Notes to 12% and extended the maturity date from December 1, 2008 to December 1, 2009. The 10% Senior Notes and 12% Senior Notes are collectively referred to as “Senior Notes”. The proceeds from the Senior Notes were used for the acquisition of SVI and operating purposes.

In addition on November 16, 2006, the Company increased the principal balance of the Senior Notes by $380,000. The increase was related to liquidated damages that were due to two note holders. The liquidated damages related to the non-filing of a registration statement for the Series B convertible preferred stock and the $1,500,000 note payable prior to their requirement date. The Company incurred and expensed the $380,000 during the year ended December 31, 2006.

The holders of the Senior Notes have a first priority lien on all of the Company’s assets. The Company’s obligations under the Senior Notes are guaranteed by each of its subsidiaries under executed Subsidiary Guarantee agreements. The Senior Notes require the Company to repay the principal amounts at a rate of 12.5% per quarter beginning March 1, 2008. Interest is payable based on a 360-day year at the stated rate every three months beginning December 1, 2006. In the event the Company is in default of the Senior Notes, the default interest rate is 18% per annum, until such default has been cured. The Company did not make the contractual interest payment in the amount of $394,591 at December 1, 2006, however, received an extension of the due date to January 31, 2007. The interest was not paid prior to January 31, 2007 and thus the notes were in default. Subsequent to this date, the Company issued common stock in satisfaction of the accrued interest and thus cured the default (see Note 19).

In connection with the issuance of the Senior Notes, the Company issued an aggregate of 3,450,000 shares of common stock and warrants to purchase 11,500,000 shares of common stock. The Company evaluated the terms and features of the common stock and warrants under FAS 155 and determined (i) the hybrid debt instrument embodied certain derivative features that were not clearly and closely related to the host debt instrument and, (ii) the warrants did not meet all of the established criteria for equity classification. Additionally, the Senior Notes extended a right to the holder to accelerate repayment of the debt (default put) and contains cash penalties upon the occurrence of certain contingent events. In order for contingently exercisable call and puts to be considered clearly and closely related, they can be indexed only to interest rates or credit risk, not another factor that does not possess the same risk as debt. Since the default put is indexed to our stock and it may be triggered upon events that are not within our control, is not deemed to be clearly and closely related to the host debt instrument. The warrants did not meet all of the established criteria for equity classification provided in EITF 00-19.

The proceeds, stock and common stock warrants from the issuance of the September 1, 2006 Senior Notes were allocated to the debt instrument and warrants based upon their fair value of $8,112,000 and $5,472,000, respectively. These allocations resulted in a “day one” charge to derivative expense of $4,047,262 because the fair values of the instruments exceeded the net proceeds.

The proceeds, stock and common stock warrants from the issuance of the November 16, 2006 Senior Notes were allocated to the debt instrument and warrants based on their fair values of $1,768,322 and $555,200, respectively. These allocations resulted in a “day one” charge to derivative expense of $489,299 because the fair values of the instruments exceeded the net proceeds.

The above instruments are being carried at their respective fair values with the changes in the fair value of the Senior Notes and related derivatives recorded in the statement of operations.

We value our financial instruments using techniques that we consider appropriate for the types and risks associated with each instrument or feature. We chose a forward cash-flows approach to value the hybrid and compound instruments because the terms of those features provide solely for net cash settlement. In developing our forward valuation model we consider multiple, probability-weighted outcomes of potential cash flows at market interest rates. The fair value of the hybrid instrument on December 31, 2006 was determined to be $10,639,722. The Company used the Black-Scholes valuation technique to fair value the warrants because that technique includes all relevant assumptions that we believe market participants would consider.

The common stock issued with the 10% Senior Notes was valued at $0.70 per share based on the stock price at the date the respective notes were issued. The warrants have an exercise price of $0.50 per share using the Black-Scholes model with the following assumptions:

Estimated fair value of underlying common stock	$0.70
Expected life (in years)	5.0
Risk-free interest rate	4.78%
Expected volatility	105%
Dividend yield	0%

In connection with the issuance of the Senior Notes, the Company allocated the fair value of the common stock and warrants issued between the gross cash proceeds of $7,000,000 and the Exchange Notes. This allocation resulted in an extinguishment loss of $1,599,737 on the Exchange Notes because the fair value exceeded its carrying value.

The common stock issued with the 12% Senior Notes was valued at $0.35 per share based on the stock price at the date the respective notes were issued. The warrants have an exercise price of $0.50 per share. The value of the warrants was determined using the Black-Scholes model with the following assumptions:

Estimated fair value of underlying common stock	$0.35
Expected life (in years)	5.0
Risk-free interest rate	4.78%
Expected volatility	115.9%
Dividend yield	0%

The fair value of the warrant liability on December 31, 2006 was $5,224,900, and was determined using the Black-Scholes option pricing model with the following assumptions:

Estimated fair value of underlying common stock	$0.55
Expected life (in years)	4.88
Risk-free interest rate	4.78%
Expected volatility	115.9%
Dividend yield	0%

The change to the terms of the 10% Senior Notes, as described above was evaluated and was determined a material modification had not occurred in accordance with EITF 06 “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments”. The Company determined a difference in the net present value of the cash flows under the terms of the amendment was less than 10 percent different from the present value of the remaining cash flows under the terms of the original agreement.

The holders of the warrants continue to have certain registration rights. After 151 days of issuance, October 24, 2006, the holders may demand that the shares underlying the warrant be registered. Upon this demand we will have 120 days to file a registration statement and caused to be effective within 150 days. If the demand has been made and the registration statement has not been deemed effective we will incur significant penalties. The penalties are liquidated damages equal to two percent (2%) for each thirty (30) days (or such lesser pro-rata amount for any period of less than thirty (30) days) of the principal and accrued interest on the outstanding note. However, we are required to consider whether liquidating damage may arise under this arrangement and, if so, record such amounts when they are both probable and reasonably estimable. We have not recorded any such damages because, at this time, we do not believe that damages are probable. On December 1, 2006, the Company filed the required registration statement and on December 21, 2006 it was deemed effective.

The Company values its financial instruments using techniques it considers appropriate for the types and risks associated with each instrument or feature. The Company utilized a forward cash-flows approach to value the hybrid and compound derivative instruments because the underlying terms provide solely for net cash settlement. In developing its forward valuation model the Company considered multiple, probability-weighted outcomes of potential cash flows at market interest rates. The Company utilized the Black-Scholes valuation technique to determine the fair value of the warrants because it includes all relevant assumptions the Company believes market participants would consider in valuing its warrants.

SVI Acquisition Notes
On September 1, 2006, the Company issued $2,350,000 face value subordinated convertible notes to the selling shareholders of SVI (“SVI Notes”). The holders may convert their note into common stock at a conversion price of $1.75 per share. The notes bear interest at the prime rate plus 1.5% (9.25% at December 31, 2006) as announced, published or referenced by Citibank N.A.  Interest is payable at the end of each calendar quarter beginning September 30, 2006. The notes are due and any accrued interest is due on or before July 15, 2008. As of December 31, 2006, the notes are in default as the Company did not make the required interest payments. Under default provisions, the notes accrue interest at 6.5% plus the Citibank N.A. prime rate. In addition, the Company has included the notes as a current liability on the accompanying consolidated balance sheet. The Company determined the fair value of the subordinated convertible notes on the date of issuance was $2,682,000 due to the conversion feature which resulted in a premium on the notes which is being amortized over the term of the notes. During the year ended December 31, 2006, the Company amortized $59,022 to interest expense.

In addition, the Company issued $100,000 of promissory notes to these selling shareholders and was due on or before January 31, 2007. These notes were not repaid by their due date and are currently in default. Under default provisions the promissory notes accrue interest at 15% per annum. The Company has included the notes as a current liability on the accompanying consolidated balance sheet.

Other Notes
On May 15, 2006, the Company issued $100,000 of face value short-term notes due upon the earlier of August 13, 2006, or the raising of $9.0 million in a qualifying financing event. The proceeds from the notes were used for operating purposes. The notes have a stated interest rate of 8%. The Company also issued an aggregate of 15,000 shares of common stock valued at $30,000 based on the fair market value of the stock at the time of the note agreement. The value of the common stock was recorded as a discount to the underlying notes and was fully amortized into interest expense using the effective interest method over the original due date of the notes. In October 2006, the Company entered into an agreement to extend the due date of the note to December 31, 2006. The notes are currently outstanding and in default.

On March 31, 2006 and April 4, 2006, the Company issued an aggregate of $400,000 of face value short-term due upon the earlier of dates ranging from June 29, 2006 to July 3, 2006 or the raising of $9.0 million in a qualifying financing event. The notes were used for operating purposes. The notes had a stated interest rate of 9% per annum. The Company also issued 60,000 shares of common stock valued at $120,000 based on the fair market value of the stock at the time of the note agreements. The value of the common stock was recorded as a discount to the underlying notes and amortized into interest expense using the effective interest method during 2006. In October 2006, the Company entered into an agreement to extend the due date of $100,000 of the notes to December 31, 2006. In November 2006, the underlying notes were repaid.

In connection with the extensions above, the Company issued certain holders an aggregate of 105,000 shares of common stock and a warrant to purchase up to 100,000 shares with an exercise price of $0.50 per share. The value of the warrant was determined using the Black-Scholes model with the following assumptions:

Estimated fair value of underlying common stock	$0.42
Expected life (in years)	5.0
Risk-free interest rate	4.53%
Expected volatility	115.9%
Dividend yield	0%

The value of the common stock, based on the closing market price of the Company’s common stock on the date of the transaction, and warrants was $37,350 and $31,886 respectively and were recorded as discounts to the underlying notes and was fully amortized into interest expense as of December 31, 2006.

Notes Exchanged for 10% Senior Notes
On August 4, 2006, the Company issued $1,000,000 face value secured note payable to Palisades Master Fund LP (“Palisades Note”) due at the earlier of 90 days from the date of issuance or upon the closing of the SVI acquisition. The Palisades Note while outstanding was secured by a second lien on the Company’s assets and had a stated interest rate of 18% per annum. The note was converted into the 10% Senior Notes discussed above. The note proceeds were used in connection with the acquisition of SVI.

On May 26, 2006, the Company issued $1,500,000 face value of notes to Longview Fund (“Longview Note”) due on November 26, 2006. The note while outstanding was secured by a first priority lien on the Company’s assets and had a stated interest rate of 12% per annum. The note proceeds were used for operations. In connection with the Longview Note, the Company issued a warrant to purchase 450,000 shares of common stock with an exercise price of $1.50 per share. The Company allocated the aggregate fair value of the warrant totaling $360,000 between the proceeds received from the note and the warrant based on their respective relative fair values. This allocation resulted in a $291,000 discount to the Longview Note. The note was converted into the 10% Senior Notes discussed above.

On September 1, 2006, the Company modified the exercise price of the warrant from $1.50 to $0.50 per share. This modification resulted in a $40,000 charge to the statement of operations.

The value of the warrants was determined using the Black-Scholes model with the following assumptions:

Range of estimated fair value of underlying common stock	$1.07 to $0.50
Expected life (in years)	5.0
Risk-free interest rate	4.95%
Expected volatility	105%
Dividend yield	0%

Related Party Convertible Notes Payable
The Company had $1,470,000 face value, 8.0%, related-party notes payable outstanding that were originally due September 30, 2007. These notes were convertible into a fixed number of shares of our common stock at conversion rates of $2.00. In addition, the Company had $247,000 face value, 8.0%, related-party notes outstanding that were due on demand. These notes were convertible into a fixed number of shares of our common stock at conversion rates of $1.00.

On September 1, 2006, the holders of the Senior Notes required the holders to extend these related-party notes to December 1, 2008. In addition, we reduced the conversion option price from $2.00 to $0.50 on two of these notes with an aggregate face value of $837,500 and the conversion option price from $1.00 to $0.50 on a note in the amount of $247,000. These modifications were reviewed under current accounting standards to determine whether such modifications rose to a level of significance that warranted extinguishment accounting. The Company concluded that the modifications related to three of the notes that aggregated $1,084,500 required extinguishment accounting. Under extinguishment accounting, we have revalued the notes payable to their respective fair values, which resulted in an extinguishment loss of $239,876 and a premium on the notes. The Company is amortizing the premium over the term of the new notes.

During the fourth quarter of 2006, the Company holders of $1,470,000 face value related-party notes payable converted together with accrued interest of $101,207 into common stock. The outstanding principal balance on the notes was convertible into a fixed number of shares (1,991,250) of the Company’s common stock at contractual conversion ratios ranging from $0.50 to $2.00 per share. The accrued interest was converted into 210,000 shares of common stock based upon the closing stock price at the respective dates of conversion.

Note Exchanged for Series B Convertible Preferred Stock
On February 17, 2006, the Company issued $1,666,666 face value, 10% to Palisades Master Fund LP (“Palisades Note”), due the earlier of June 17, 2006 or the closing of a financing round in excess of $9.0 million. The Company also incurred offering expenses of $176,666. In connection with the issuance of the Palisades Note, the Company issued 200,000 shares of its common stock, valued at $440,000. The offering expenses and the fair value of the common stock issued was accounted for as a discount to the underlying note as the offering expenses were paid to parties related to Palisades and was amortized over the term of the note. The note proceeds were used for operations. In June 2006, Palisades extended the due date of the note to July 3, 2006 for a fee of $16,667 and a further adjustment of the conversion price of the Series A convertible preferred stock to $1.00 per share. On July 16, 2006, the Company issued 130,000 shares of its common stock to Palisades for an additional extension of the due date of the notes to July 19, 2006. The value of the common shares issued was determined to be $132,600 based on the fair value of the common stock on the date of the transaction. On July 31, 2006, the Company agreed to issue an additional 2,153,846 shares of its common stock for a further extension of the note. The shares were valued at $2,476,922 based upon the fair value of the common stock on the date of the transaction. On August 3, 2006, the Company converted the outstanding principal balance of $1,666,666 of an outstanding note and accrued interest and fees of $41,800, and 2,153,856 shares of common stock into 3,857 shares of Series B convertible preferred stock

Notes Extinguished During 2005
During the year ended December 31, 2005, notes assumed in connection with the acquisition of Oxford due to certain related parties, were paid $81,516 in full satisfaction of the outstanding obligations.

On August 31, 2005, the Company issued $500,000 of face value unsecured convertible promissory note to an unrelated lender. The note was repaid in September 30, 2005. The notes were convertible into common stock at $3.00 per share and had a stated interest of 7% per annum. The Company also issued warrants to purchase up to 166,667 share of common stock at an exercise price of $3.00 per share. The Company allocated proceeds received to the note, warrants and implied beneficial conversion feature according to their relative fair values as follows: $246,764 was allocated to the warrants, $246,764 to the deemed beneficial conversion feature on the note, and $6,472 to the convertible promissory note. The amount allocated to the note resulted in an interest charge of $493,528 during the year ended December 31, 2005 due to accretion of the allocated discount. The value of the warrant was determined using the Black-Scholes model with the following assumptions:

Estimated fair value of underlying common stock	$3.00
Expected life (in years)	5.0
Risk-free interest rate	4.0%
Expected volatility	175%
Dividend yield	0%

10.	COMMITMENTS AND CONTINGENCIES

Capital Leases
The Company leases certain equipment and furniture under capital lease agreements. Furniture and equipment under capital leases totaling $86,196, net of accumulated depreciation of $23,496 is included in property and equipment in the accompanying financial statements at December 31, 2006.

Operating Leases
The Company leases its Irvine, CA and Peoria, IL facilities under non-cancelable operating leases. Total rent expense includes minimum monthly rent payments, including common area maintenance, insurance and property taxes under these operating leases was $399,527 and $108,820 for the years ended December 31, 2006 and 2005, respectively.

Future minimum lease payments under non-cancelable capital and operating leases at December 31, 2006 are as follows:
	Capital Leases	Operating Leases
2007	$33,376	$490,368
2008	30,791	404,661
2009	-	368,776
2010	-	382,730
2011	-	64,176
Total minimum lease payments	64,167	$1,710,711
Less: amount representing interest	(6,447)
Present value of minimum lease payments	57,720
Less: current portion	(33,376)
Obligation under capital lease, long-term	$24,344

11.	PREFERRED STOCK

The Company’s issued and outstanding preferred stock consists of Series A and Series B convertible preferred stock (herein referred to as “Series A Preferred” and “Series B Preferred”, respectively or collectively the “Preferred”). The Company has authorized 1,000,000 shares of preferred stock, $0.001 par value per share, of which 4,000 and 3,857 shares are designated as Series A and Series B preferred stock, respectively.

Series A Convertible Preferred Stock
On September 23, 2005, the Company issued 4,000 shares of Series A convertible preferred stock for gross proceeds of $4,000,000 ($3,760,000 net of offering costs), together with warrants to purchase 400,000 shares of common stock. The Series A Preferred was originally convertible into common stock at a conversion price of $3.50 per share. See Note 1 for the Company’s determination that the embedded conversion feature “ECF” and warrants were separate derivative instruments that needed to be bifurcated and recorded as liabilities based on their fair values. On the date of issuance the estimated fair market value of the ECF and the warrants was $3,048,252 and $890,941 on the date of issuance. The recording of the fair value of the ECF and warrants reduced the carrying value of the Series A Preferred to its par value. The excess value of the fair values of the ECF and warrants over the proceeds received from the Series A Preferred financing arrangement of $179,193 was charged to the statement of operations on the date of issuance.

On February 14, 2006, June 30, 2006 and September 1, 2006, the Company modified the conversion price of the Series A Preferred to $2.50, $1.00 and $0.50 per share, respectively. The fair value of the ECF on February 14, 2006, June 30, 2006 and September 1, 2006 was $2,763,794, $3,305,751 and $4,426,818, respectively, and was determined using the Black-Scholes option pricing model with the following assumptions:

	February 2006	June 2006	September 2006
Estimated fair value of underlying common stock	$2.20	$1.07	$0.70
Expected life (in years)	4.5	4.5	4.25
Risk-free interest rate	4.4%	5.1%	4.78%
Expected volatility	115%	105%	105%
Dividend yield	0%	0%	0%

In February 2006, the Company modified the exercise price of the warrants to $0.05 per share which resulted in a charge to the statement of operation of $473,708 for the difference between the fair value immediately prior and the fair value immediately after the modification. The modification of the exercise price resulted in the warrant holders exercising their warrants. At the time of conversion the warrant liability of $820,009 was reclassified to additional paid-in capital. The value of the warrants was determined using the Black-Scholes model with the following assumptions:

Estimated fair value of underlying common stock	$2.10
Expected life (in years)	0.1
Risk-free interest rate	4.4%
Expected volatility	115%
Dividend yield	0%

The Company carries the Series A Preferred Stock, after bifurcation, at the par value of $4.00 in accordance with EITF Topic D-98, the Company will accrete to the stated rate of the Series A Preferred upon a default as the Series A Preferred is not redeemable until such time. In addition, the Company has accounted for the Series A Preferred as temporary equity.  As of the reporting date, the Company’s management has determined that the likelihood of such redemption is not probable.

The fair value of the ECF at December 31, 2006 was determined using the Black-Scholes option pricing model with the following assumptions:

Estimated fair value of underlying common stock	$0.55
Expected life (in years)	3.73
Risk-free interest rate	4.78%
Expected volatility	115.9%
Dividend yield	0%

The fair value of the ECF was $3,394,443 at December 31, 2006 resulting in increase to derivative expense of $2,194,739 during the year ended December 31, 2006.

Series B Convertible Preferred Stock
On August 3, 2006, the Company issued 3,857 shares of Series B convertible preferred stock in exchange for $1,666,666 face value, 10% promissory notes, accrued interest of $41,799 and 2,153,846 shares of the Company’s common stock held by Palisades Master Fund LP. The Series B Preferred was originally convertible into common stock at a conversion price of $1.00 per share and was reduced to $0.50 per share on September 1, 2006 in connection with the issuance of the Senior Notes. The exchange of these instruments resulted in the recognition of an extinguishment gain and redemption gain totaling $521,238 because the carrying values of the extinguished and redeemed instruments exceeded the fair value of the Series B Preferred issued.

The Company evaluated the characteristics of the ECF in accordance with SFAS No. 133 and concluded ECF for purposes of its application it was more akin to debt. As a result, the Company was required to bifurcate the fair value of the ECF from the Series B Preferred resulting in a derivative liability of $2,189,048 on the date of issuance. The fair value of the Series B Preferred, after bifurcation, was estimated to amount to $1,475,102. The Company carries the Series B Preferred, after bifurcation, at $1,475,102 in accordance with EITF Topic D-98, the Company will accrete to the stated rate of the Series B Preferred upon a default as the Series B Preferred is not redeemable until such time. In addition, the Company has accounted for the Series B Preferred as temporary equity.  As of the reporting date, the Company’s management has determined that the likelihood of such redemption is not probable.

The fair value of the ECF at August 3, 2006 was determined using the Black-Scholes option pricing model with the following assumptions:

Estimated fair value of underlying common stock	$0.95
Expected life (in years)	2.00
Risk-free interest rate	4.78%
Expected volatility	105%
Dividend yield	0%

On September 1, 2006, the Company modified the conversion price of the Series B Preferred to $0.50 per share. The fair value of the ECF on September 1, 2006 was $3,727,438, and was determined using the Black-Scholes option pricing model with the following assumptions:

Estimated fair value of underlying common stock	$0.70
Expected life (in years)	2.00
Risk-free interest rate	4.78%
Expected volatility	105%
Dividend yield	0%

The fair value of the ECF at December 31, 2006 was determined using the Black-Scholes option pricing model with the following assumptions:

Estimated fair value of underlying common stock	$0.55
Expected life (in years)	1.75
Risk-free interest rate	4.78%
Expected volatility	115.9%
Dividend yield	0%

The fair value of the ECF was $2,719,247 at December 31, 2006 resulting in increase to derivative expense of $530,198 during the year ended December 31, 2006.

The outstanding preferred stock has the following characteristics:

Dividends
The holders of the Company’s Series A and Series B Preferred are entitled to receive cumulative dividends at a rate of 8.0% per annum. Dividends are payable in either cash or common stock at the Company’s option based on a 20% discount from the five day volume weighted average stock price.

Conversion
Each share of Series A and Series B Preferred is convertible at the option of the holder at any time into 2,000 shares of common stock, subject to adjustments for dividends.

Voting
Each of the Series A and Series B Preferred Stock are non-voting.

Liquidation Preference
Each holder of the Series A and Series B Preferred is entitled to receive upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary amounts equal stated value per share, plus accrued and unpaid dividends and any other fees or liquidated damages owing upon before any payments to the holders of common stock.

Redemption
The Preferred Stock is redeemable for cash at a premium equal to the respective stated value plus accrued dividends upon the occurrence of certain contingent events that include registration effectiveness requirements and changes in control. As a result, the Company carries the Preferred Stock outside of stockholders' equity. In the event a redemption event becomes probable, the Company would be required to adjust the carrying value to redemption value.

In the event of default, the holder of the Preferred Stock may demand redemption based on (i) the greater of (A) 130% of the stated value and (B) the product of (a) the volume weighted-average price (“VWAP”) on the trading day immediately preceding the date of the default and (b) the stated value divided by the then set conversion price, (ii) all accrued but unpaid dividends, (iii) all liquidated damages and other amounts due in respect to the Preferred Stock. At the option of the holder the determined redemption can be paid in cash or converted into common stock at a rate of 75% of the average of the 10 VWAP immediately prior to the date of election. Some of these registration requirements were modified in a subsequent agreement, including the timing of the registration filing and effectiveness and the number of shares to be registered. As of the reporting date, the Company's management has determined that the likelihood of such redemption is not probable.

Registration Rights - Series A Preferred
The Company entered into a Registration Rights Agreement whereby the Company is required to register for resale under an effective registration statement with the Securities and Exchange Commission, 150% of the shares into which the Series A Preferred together with the underlying common stock warrants issued are convertible into by February 5, 2006. If not registered, the Company would incur penalties at the rate of 1.5% per month on the stated rate of all securities. The registration statement was declared effective on January 4, 2006. In addition, the Company is required to maintain an effective registration statement for the entire period the Series A Preferred remains outstanding. Upon the failure to do so, the Company would be in default of this provision of the underlying provisions of the agreement. The initial number of common shares registered was 3,285,714. Through various transactions the Company has lowered the conversion price of the Series A Preferred to $0.50. At December 31, 2006, the Series A Preferred is currently convertible into approximately 8,000,000 shares of common stock. On January 29, 2007, the Company filed an additional registration statement to register 6,000,000 additional common shares. The registration statement has yet to be deemed effective. As of December 31, 2006, the Company does not believe they are in default of the Series A Preferred nor have additional liabilities related to registration rights been incurred.

Registration Rights - Series B Preferred
The Company entered into a Registration Rights Agreement whereby the Company is required to register for resale under an effective registration statement with the Securities and Exchange Commission, 150% of the shares into which the Series B Preferred together with the underlying common stock warrants issued are convertible into thirty days after the registration statement including the Senior Notes was deemed effective. If not registered, the Company would incur penalties at the rate of 1.5% per month on the stated rate of all securities. In addition, the Company is required to maintain an effective registration statement for the entire period the Series B Preferred remains outstanding. Upon the failure to do so, the Company would be in default of this provision of the underlying provisions of the agreement. On January 29, 2007, the Company filed the required registration statement to register 7,714,174 shares of common shares. The registration statement has yet to be deemed effective. As of December 31, 2006, the Company does not believe they are in default of the Series B Preferred provisions nor have additional liabilities related to registration rights been incurred.

12.	COMMON STOCK AND COMMON STOCK WARRANTS

Additional Issuance of Common Stock During 2006
On December 29, 2006 and July 19, 2006, the Company in exchange for legal services issued 275,000 and 25,000 shares of common stock and was valued at $151,250 and $24,639, respectively based on the based on the closing market price of the Company’s common stock on the date of the agreements.

On December 4, 2006, the Company entered into an agreement to provide 250,000 shares of common stock under an employment contract. The shares were valued at $105,000 based on the closing market price of the Company's common stock on the date the agreements were authorized. The Company is amortizing the fair value of the common stock over the employee’s service period.

In September 2006, the Company issued 950,000 shares of its common stock in exchange for issued for investor relations services. The shares vested immediately and were valued at $521,500 based on the closing market price of the Company’s common stock on date of the agreement.

In August 2006, the Company issued 20,000 shares of its common stock in exchange for consulting services. The shares vested immediately and were valued at $18,000 based on the closing market price of the Company’s common stock on date of the agreement.

On July 31, 2006, the holder of the Series A Preferred converted accrued dividends of $240,000 into 274,725 shares of common stock. The conversion was based on 80% of the five day average VWAP as established by the agreement. The Company recorded the difference between the fair value of the common stock and the conversion price as interest expense in the amount of $60,000.

On March 31, 2006 the Company issued 250,000 shares of common stock in the cashless exercise of a warrant by Nicholas Yocca, a former member of the board of director of the Company.

In May 2006, the Company issued a total of 384,088 shares of common stock to four individuals for services related to consulting and investor relation services. The shares vested immediately and were valued at $565,425 based on the closing market price of the Company’s common stock on the date of the agreements.

In March 2006, the Company issued 30,000 shares of common stock to a former employee for services performed. The shares were valued at $60,000 based on the closing market price of the common stock on the date of the agreement.

In 2005, the Company issued a letter of intent to acquire WTI Communications, Inc. (“WTI”) whereby it would issue 1,000,000 shares of its common stock for all the outstanding stock of WTI. In February 2006, both parties agreed to terminate the merger negotiations. On March 31, 2006, both parties entered into an agreement whereby the Company would issue 160,000 shares of its common stock and $114,000 in cash to be paid at a rate of $8,000 per month through March 2007 to cover WTI’s expenses incurred in connection with the terminated merger. The Company recorded the fair value of the shares based on the closing stock price of $2.00 on the date of the agreement was entered into and has been included in general and administrative expenses in the statement of operations for year ended December 31, 2006.

In February 2006, the Company entered employment agreements with three officers of the Company. Under these agreements, the Company committed to issue an aggregate of 1,400,000 shares of common stock. The value of common stock was determined to be approximately $2,800,000 based on the closing market price of the Company's common stock on the date of the agreement. The Company is expensing the value of the common stock over the service period which mirrors the vesting period. As of December 31, 2006, the officers were vested in 1,000,000 shares of common stock, which were issued by the Company. During the year ended December 31, 2006, the Company expensed $2,150,000 in compensation expense related to shares issued under these employment agreements. As of December 31, 2006, 200,000 shares remain unvested. Future compensation expense expected during the years ending December 31, 2007 and 2008 is $200,000 and $50,000, respectively.

In May 2006, the Company entered into a termination agreement with an officer under an employment agreement whereby, the Company issued 333,333 shares of common stock in exchange for the cancellation of the employment contract, the shares were valued at $566,000 based on the closing market price of the Company’s common stock on the date of the agreement.

See Notes 2 and 9 for common stock issued in connection with the acquisition of SVI, Senior Notes, other notes payable, extensions of notes payable and the conversion of related party notes payable and accrued interest.

Issuance of Common Stock During 2005
In addition, effective October 1, 2005 the Company granted 190,000 shares of common stock valued at $380,000 to an officer due prior to the execution of an employment contract. The stock was valued at $2.00 per share, the fair value of the stock at the date when there was an understanding that the stock was going to be given to the officer.

In October 2005, the Company repurchased 12,500 shares of its common stock from a shareholder for $25,000. The shares were immediately cancelled.

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

In August 2005, the Company issued to a lender 166,667 warrants to purchase one share of common stock at $3.00 per share. The warrants were exercisable upon issuance and expire August 31, 2010. In February 2006, the Company re-priced the exercise price of the warrants to $2.00 per share and issued an additional warrant for the purchase of 83,333 shares of common stock. The modification of the existing warrants and issuance of new warrants was valued using the Black-Scholes option pricing model with the following assumptions:

Estimated fair value of underlying common stock	$2.00
Expected life (in years)	4.5
Risk-free interest rate	4.40%
Expected volatility	115%
Dividend yield	0%

The value ascribed to the modification and issuance of new warrants was immediately expensed as interest expense to the statement of operations during 2006 in the amount of $164,331.

In June 2005, an individual contributed $50,000 to the Company. In return, the individual received shares of common stock from a BEAI shareholder, and thus deemed a capital contribution. In addition, certain members of management received 575,000 share of BEAI's common stock at the time of acquisition by CBC. The shares were in excess of managements pro-rata shares to be issued via the reverse acquisition. The shares were valued at $1,150,000 based on the estimated fair value of the Company's common stock at the time of issuance.

During March 2005, the Company issued 5,000 shares of common stock for services for which the Company recognized a charge to operations of $10,000. The shares were valued based on the private placement around the time of issuance.

From January to March 2005, the Company issued 62,500 shares of common stock for cash proceeds of $125,000, or $2.00 per share, received from investors under the terms of a new private placement offering. The private placement offering was solicited, however, no third-party investors subscribed to the offering. Management determined the fair value of its common stock to be $2.00. Since the Company's management was attempting to solicit sales of its common stock at $2.00 per share, management believes this is the appropriate fair value to use for common stock sales and issuances during the year ended December 31, 2005, prior to trading on the Over-The-Counter Bulletin Board of the National Association of Securities Dealers.

Stock compensation included in general and administrative expenses on the accompanying statement of operations was $2,469,416 for the year ended December 31, 2005.

Common Stock Warrants
On December 8, 2006, the Company entered into an investment banking agreement incurring fees of $10,000 per month and the issuance of a warrant to purchase 1,500,000 shares of the Company's common stock at $0.50 per share. The value of the warrant was determined using the Black-Scholes model with the following assumptions:

Estimated fair value of underlying common stock	$0.39
Expected life (in years)	5.0
Risk-free interest rate	4.53%
Expected volatility	115.9%
Dividend yield	0%

The value ascribed to the above warrant was $482,632 and has been recorded in “Selling, General and Administrative” in the accompanying consolidated statement of operations.

13.	STOCK OPTIONS

On January 17, 2005 the Board of Directors and shareholders of the Company adopted the 2005 Stock Plan (the “Plan”). Under the terms of the Plan, the Company may grant options to service providers to purchase up to 750,000 shares of common stock. Incentive stock options, non-qualified options, restricted stock awards and rights to purchase restricted stock may be granted under the Plan. Options granted under the Plan are generally exercisable over ten years, vesting of the awards is determined by the Board of Directors, but should not to exceed five years from the date of grant. On January 31, 2005, the Company awarded options to purchase 320,000 common shares to employees under the plan, with an exercise price of $2.00. The option awards originally vested over five years or upon the event of a merger; that merger occurred on July 6, 2005 and, accordingly, the options were fully vested at that date. As of December 31, 2006, the options are outstanding.

The options had no intrinsic value on the date of the award. Accordingly, no compensation expense was recognized from the awards.

On December 29, 2006, the Board of Directors of the Company approved the adoption of two stock option plans, the 2006 Non-Statutory Stock Option Plan and the 2006 Qualified Incentive Stock Option Plan, subject to approval by the vote of the shareholders of the majority issued and outstanding shares of common stock. As of December 31, 2006, the Company has not reserved or granted any options under the plan.

14.	DERIVATIVE LIABILITIES

Derivative liabilities consist of the following at December 31, 2006:

Embedded conversion feature - Series A preferred stock	$3,394,443
Embedded conversion feature - Series B preferred stock	2,719,247
Warrants - Senior Notes	4,311,100
Warrants - Senior Notes	913,800
$11,338,590

15.	SEGMENT INFORMATION

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”, requires the determination of reportable business segments (i.e., the management approach). This approach requires that business segment information used by the chief operating decision maker to assess performance and manage company resources be the source for segment information disclosure. Excluding the discontinued operations relating to CBC, the Company operates in one business segment which includes the distribution and related hospitality services to the lodging industry. Revenues are derived from customers located within the United States. Long-lived assets consist of property, plant and equipment and intangible assets located within the United States.

16.	INCOME TAXES

Reconciliations of the U.S. federal statutory rate to the actual tax rate follows for the years ended December 31, 2006 and 2005 are as follows:

	Year Ended December 31,
	2006	2005
U.S. federal statutory income tax rate	-34.0%	-34.0%
State tax - net of federal benefit	-4.9%	-5.0%
	-38.9%	-39.0%
Permanent differences	53.6%	5.0%
Temporary differences	17.2%	-18.0%
Increase in valuation allowance	-31.9%	52.0%
Effective tax rate	0.0%	0.0%

The Company's deferred tax assets consist solely of net operating loss carry forwards of $10,435,627. For federal and state income tax purposes, the net operating losses begin to expire in 2025 and 2010, respectively. A full valuation allowance has been placed on 100% of the Company's deferred tax assets as it cannot be determined if the assets will be ultimately used. During the years ended December 31,  2006 and 2005, the Company's valuation allowance increased by $3,201,720 and $861,563, respectively.

17.	DISCONTINUED OPERATIONS

The following is the condensed balance sheet of CBC as of December 31, 2006:

Current assets	$1,994,701
Total assets	902,346

Current liabilities	1,931,445
Total liabilities	1,931,445
Total stockholders' deficit	(1,029,099)
Total liabilities and stockholders' deficit	$902,346

The following are condensed statements of operations for the discontinued operations of CBC for the years ended December 31:

	2006	2005

Revenues	$5,772,045	$5,062,453
Net loss from discontinued operations	$(42,692)	$(1,056,876)

18.	SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Supplemental disclosure of cash flow information consists of the following for the years ended December 31:
	2006	2005

Cash paid for interest	$35,155	$232,214

Non-cash investing and financing activities consisted of the following for the years ended December 31,:

	2006	2005
Investing activities:
Acquisitions
Fair value of assets acquired	$-	$2,765,441
Fair value of notes payable	2,782,000	-
Fair value of common stock and warrants issued	1,807,000	1,857,360
Liabilities assumed	-	780,082
Financing activities:
Common stock issued as debt issue costs	755,777	-
Warrant liability reclassification to APIC upon exercise	820,009	-
Conversion of accrued dividends into common stock	240,000	-
Exchange of common stock for Series B convertible preferred stock	2,476,921	-
Exchange of notes payable for Series B convertible preferred stock	1,708,466	-
Conversion of accrued interest and registration rights liability into Senior Notes	426,500	-
Conversion of convertible notes and accrued interest into common stock	1,580,250	-

19.	SUBSEQUENT EVENTS

Repayment of interest and issuance of common stock warrants to Longview Fund
On March 15, 2007, the Company reduced the exercise price of warrants to purchase 1,407,900 shares of common stock to Longview Fund from $0.50 to an exercise price of $0.10 resulting in $140,790 in proceeds to the Company. The proceeds were immediately used to repay accrued interest owed to Longview Fund through March 15, 2007. As additional consideration, on March 15, 2007, the Company issued a warrant to purchase 1,407,900 shares of common stock at an exercise price of $0.50 per share. During the first quarter of 2007, the Company will record a charge to the statement of operations for the modification of the warrants and the issuance of the additional warrants.

Sale of CBC
Effective March 1, 2007, the Company completed the sale of all of substantially all of the assets of its wholly owned subsidiary, Creative Business Concepts, Inc. (“CBC”) to an unrelated and unrelated third party. The Company chose to dispose of CBC as it was not within the parameters of the Company’s core business. The purchase price consists of $890,000, plus $634,155 of accounts receivable, less $1,035,322 of accounts payable as of the date of sale. The Company also paid $45,000 in fees to a broker for the transaction.

The Company received of an initial cash payment of $272,219, the assumption of CBC’s operating business liabilities, the payment of broker fees; and, the payment of $140,000 into an escrow account, which will be paid to the Company ratably in bimonthly installments over 90 days based upon the collection of the CBC accounts receivable less the payment, if any, of CBC liabilities not assumed by the buyer.

Based on the aggregate purchase price, the Company expects to record a loss on the sale of CBC during the first quarter of 2007 of approximately $300,000, subject to adjustment for uncollectible accounts receivable sold and additional liabilities assumed by the seller, if any.

Modification of warrants to purchase common stock and issuance of common stock warrants
On February 28, 2007, the Company modified the conversion price of 6,300,000 common stock warrants from $0.50 to $0.10 per share to induce the holders to exercise their warrants. The Company received $630,000 in proceeds from the exercise of these warrants. The holders of these warrants were also issued additional warrants to purchase 6,300,000 shares of common stock at an exercise price of $0.50 per share. During the first quarter of 2007, the Company will record a charge to the statement of operations for the modification of the warrants and the issuance of the additional warrants.

Issuance of common stock in satisfaction for accrued interest on Senior Notes
On February 28, 2007, the Company issued 3,714,768 shares of restricted common stock in satisfaction of $557,215 of accrued interest on the Senior Notes for amounts through February 28, 2007. The closing market price of the Company’s common stock was $0.29 per share while the agreed to conversion price was $0.15 per share. As a result, the Company will be required to record additional interest expense during the first quarter of 2007 of approximately $520,068 for the difference between the closing market price and the conversion price.

Issuance of common stock for Series A and Series B accrued dividends
On February 28, 2007, the Company issued 861,041 shares of restricted common stock for payment of dividends on its Series A and Series B Preferred stock for amounts accrued through February 28, 2007 totaling $258,312, a conversion rate of $0.30.

Item 8.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.	Controls and Procedures

We have reviewed the effectiveness of the design and operation of our disclosure controls and procedures and our internal controls over financial reporting during the year ended December 31, 2006 that have materially affected or are reasonably likely to materially affect such controls. Our certifying officers have disclosed, based on our most recent evaluation of the internal control over financial reporting, to the small business issuer’s auditors and the audit committee of small business issuer’s board of directors (or persons performing the equivalent functions) all significant material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Interim Chief Financial Officer, to allow timely decisions regarding required disclosure.

In connection with its audit of the our consolidated financial statements for the year ended December 31, 2006, McKennon, Wilson & Morgan LLP, our independent accountants, advised management of certain significant internal control deficiencies that they considered to be, in the aggregate, a material weakness, including, inadequate staffing and supervision; substantiation and evaluation of certain general ledger account balances including the lack of reconciliations and improper cut-offs; lack of procedures and/or expertise needed to prepare all required financial disclosures; and evidence that employees lack the qualifications and training to fulfill their assigned functions. McKennon, Wilson & Morgan LLP indicated that they considered these deficiencies to be a material weakness as that term is defined under standards established by the American Institute of Certified Public Accountants. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal control from reducing to an appropriately low level the risk that material misstatements in our financial statements will not be prevented or detected on a timely basis. We considered these matters in connection with the year-end closing of accounts and preparation of financial statements as and for the year ended December 31, 2006 and determined that no prior period financial statements were materially affected by such matters.

We are currently in process of remediating the observations by McKennon Wilson & Morgan LLP. We are currently completing the integration of the accounting functions and responsibilities incurred from the merger of nine companies within the last two years, including the reverse merger into a public company. Through the acquisition of SVI Hotel Corporation, we obtained an accounting department. In February 2007, we retained Brian Weiss, a principle with BSW & Associates, as our Interim Chief Financial Officer. Mr. Weiss has the requisite financial and accounting background to assist us with addressing our material weaknesses. Currently he is working with our staff to address and remediate our deficiencies. We plan to implement additional policies, procedures, and controls to address these issues. We believe the results will addresses each of the matters raised by McKennon, Wilson & Morgan LLP.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material errors. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Item 8B.	Other information

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Our executive officers and directors and their respective ages as of March 31, 2007 are as follows:

Current Executive Officers and Directors:

Name	Age	Position with Registrant
Lewis Jaffe	50	President, Chief Executive Officer, Director
David Parker	54	Vice- Chairman of the Board
Elizabeth Salmon	46	Chief Operating Officer
David Malm	41	Director
Brian Weiss	36	Interim Chief Financial Officer

Set forth below is a brief description of the background and business experience of each of our directors and executive officers for the past five years.

Lewis Jaffe - President, Chief Executive Officer, Director. On February 17, 2006, the Board appointed Mr. Lewis Jaffe to the Board of Directors and as President and Chief Executive Officer of our company. Mr. Jaffe, 50, brings to Oxford Media more than 20 years of executive management experience having led or engineered the growth or successful turnarounds of more than 20 under-performing companies in a variety of industries with market capitalizations ranging from $50 million to over $1 Billion.  He currently is a member of the Board of Directors of Benihana, Inc.  (NASDAQ: BNHN), the nation's largest chain of Japanese teppanyaki and sushi theme restaurants, where he serves on the audit and corporate governance committees and is involved with the Company’s strategic planning process.

Most recently, Mr. Jaffe served as President of Verso Technologies (NASDAQ: VRSO), a leading provider of telecommunications hardware and software enabling the delivery of VoIP and other applications for carriers and service providers around the world. In 2002, Mr. Jaffe served in an interim position as President and Vice-Chairman at WireOne Technologies (NASDAQ: WONE) where he was responsible for developing the strategy to drive the company to profitability by marketing the industry’s first dedicated video over IP network, sold as a subscription service.  In 2000, Mr. Jaffe was appointed President and Chief Operating Officer of PictureTel Corporation, a NASDAQ-listed Videoconferencing Company based in Massachusetts with annual revenues exceeding $500 million.  After being recruited by the Company’s board to formulate and execute a turnaround and growth plan, he introduced new technology to the marketplace, streamlined business processes, improved customer relations and cut costs, and ultimately increasing market share and margins resulting in returning the company to profitability.  He successfully engineered the sale of PictureTel to Polycom (NASDAQ: PLCM) in October 2001 for approximately $360 million, resulting in an increase of shareholder value by more than 250 percent during his tenure.

David Parker - Vice-Chairman of the Board, Director. Mr. Parker became our Chief Operating Officer and Chairman of our Board of Directors on September 7, 2005 and transitioned from Chairman to Vice-Chairman of the Board of Directors on February 17, 2006. Upon the acquisition of SVI Hotel Corporation, Mr. Parker relinquished the title of COO to Beth Salmon. Mr. Parker was formerly Chairman of the board of SRS Insurance Services, Inc., a boutique banking and insurance firm he co-founded in 1983, which specializes in domestic and cross-border asset backed securitization and structured finance transactions, and as Chairman of the board of Moneyline Lending Services, a California-based bank fulfillment company. Since 1998 he has been the managing partner of SRS Capital Partners, a privately held investment partnership that invests in emerging and/or established commercial enterprises and private real estate ventures. Moneyline and SRS Insurance Services are also our clients. The principals of SRS Capital Partners are also significant shareholders of ours. These other positions take only a limited amount of Mr. Parker’s time and thus are not expected to affect his service to us. Mr. Parker received his BS degree in banking and finance from Brigham Young University in 1974.

Elizabeth Salmon - Chief Operating Officer. Ms. Salmon has been Chief Operating Officer at OxfordSVI, Inc. since its formation in July 2006. For 13 years prior to that, Ms. Salmon was the President and Chief Operating Officer of SVI Systems, Inc., a systems-based solutions provider to the hospitality and healthcare industries in the U.S. Under her leadership, SVI became the third largest pay-per-view provider to the hospitality market, later adding high-speed internet and surveillance systems to round out their hospitality product line which also included a 24-hour call center and a national field service network. Ms. Salmon began her tenure at SVI Systems in 1988 as the Controller and was soon promoted to Chief Financial Officer in 1989. Prior to joining SVI Systems, she was an audit manager at Price Waterhouse LLP (currently PricewaterhouseCoopers LLP) where she served such Fortune 500 clients as Caterpillar, Inc. and well as many others. Ms. Salmon, a Certified Public Accountant, has a Bachelor of Business Administration degree from St. Mary’s College in South Bend, Indiana.

David Malm - Director. On May 31, 2006, the Board appointed Mr. David Malm to the Board of Directors. Mr. Malm is a General Partner of Halpern, Denny & Co. a private equity firm with more than $600 million of committed capital.  Prior to forming Halpern, Denny & Co., Mr. Malm was an associate at Bain Capital, where he was responsible for strategic analysis, financial analysis and transaction structuring of leveraged buyouts in a variety of industries.  Previous to joining Bain Capital, he worked in the strategy consulting practice at Bain & Company. And prior he worked in the Investment Banking Group at Morgan Stanley & Company. Mr. Malm serves on the Board of Directors of Team Express, Beacon Hospice, Access Spectrum, Pathfire, Decision Management International, EnduraCare Therapy Management, OnCURE Medical Corp. and Total Sleep Holdings, Inc., and has served on several video and media industry board of directors such as Ascent Media Group and Todd-AO Corporation.

Mr. Malm is a graduate of Brown University, magna cum laude, and received an M.B.A. from the Harvard Business School.

Brian Weiss - Interim Chief Financial Officer. Mr. Weiss was appointed by the Board as interim CFO of the company on March 20, 2007. Mr. Weiss has over 13 years of experience in corporate finance.  Mr. Weiss currently serves as the Managing Director of BSW & Associates, a firm he founded in November, 2005, which specializes in corporate finance, accounting, SEC reporting, restructuring activities and mergers and acquisitions. Mr. Weiss also serves as a Senior Advisor to Ocean Park Advisors LLC. From 2004 to 2005, Mr. Weiss served as Vice President of Finance, North America for Tomy Corporation, a subsidiary of Tomy Co., Ltd., one of the world’s largest toy companies prior to its merger with Takara.  From 2002 to 2004, Mr. Weiss served as Financial Controller for Jazz Semiconductor (AMEX: JAZ). From 2000 to 2002, Mr. Weiss served as Corporate Controller for Avamar Technologies, prior to being acquired by EMC Corporation. Mr. Weiss currently serves on the board of directors and is chairman of the audit committee for PGMI, Inc. (OTC: PGMI). Mr. Weiss received his M.B.A from the University of Southern California, and a B.S. in Accounting from San Diego State University. He is also a Certified Public Accountant and was employed by PricewaterhouseCoopers LLP.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We are largely dependent on the work and skills provided by certain key executive officers in the operation and growth of our company. At this time, we have entered into employment agreements with each of these key executive officers. We do not we maintain insurance on their lives, or on the lives of any other officers or employees. The loss of any of their services, or the failure of such individuals to perform their job functions in a satisfactory manner, could have a material adverse effect on our business.

In addition, on March 20, 2006, we appointed Hooman Honary to lead Oxford's planned WiMax wireless initiative into the underserved secondary markets throughout the United States. Mr. Honary is largely considered one the nation's leading experts in WiMax wireless technology. Mr. Honary's role with Oxford will include the formulation of technical strategy for wireless product lines, contribution to the standardization of next generation wireless technologies, involvement in creation of product and technology roadmaps, and the establishment of market alliances with companies possessing products and technologies that are strategic to the Oxford Media's wireless initiatives. As an expert in the wireless field, he will also publish whitepapers, and be involved with media activities including interviews and customer interactions. As our planned WiMax services are considered integral to our business plan, we consider Mr. Honary to be a key employee. Subsequent to his appointment, in January 2007, Mr. Honary became the CTO of Oxford adding the responsibility of development and maintenance of our VOD systems. During the balance of 2007 Mr. Honary and his engineering team will spend substantially all of their efforts on developing our next generation HD system, bringing the eMOD and IE platforms onto a common code base and adding new features to our existing platform. We expect to stay current with the developments in the WiMAX arena, however, until such time as a revenue opportunity becomes available, and then devote resources to our hospitality VOD products.

Subsequent Changes to the Board and Officers

On February 21, 2007, Mr. Nicholas J. Yocca resigned as a Director effective that date. Mr. Yocca served on our Compensation Committee and our Audit Committee. Mr. Yocca did not cite his reasons for his resignation, and declined to provide any further details at the time of his resignation.

On February 21, 2007, Mr. Stan Hirschman resigned as our Chairman of the Board and as a Director effective that date. Mr. Hirschman served on our Compensation Committee and our Audit Committee. Mr. Hirschman cited disagreement with the Company on matters relating to our operations, policies, and/or practices, but declined to provide any further details. In all other respects Mr. Hirschman’s departure was amicable.

On March 19, 2007, the board of directors terminated Mr. David Noyes as our Chief Financial Officer and Mr. Herbert Presley as our Chief Technology Officer.

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

Audit Committee

The Audit Committee approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to our financial reporting. In addition, the Audit Committee reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers and reports to the Board of Directors with respect to other auditing and accounting matters, fees to be paid to our independent auditors and the performance of our independent auditors. The Audit Committee consisted of Stan Hirschman who resigned from the board on February 21, 2007 and so at the present time we do not have an active audit committee, requiring the entire board to act in this capacity until a new audit committee can be constituted..

We do not have an audit committee financial expert because of the size of our company and our board of directors at this time. We believe that we do not require an audit committee financial expert at this time because we retain outside consultants who possess these attributes.

For the fiscal year ending December 31, 2006, the board of directors:

1.	Reviewed and discussed the audited financial statements with management, and

2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2006 to be included in this Annual Report on Form 10-KSB and filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2005, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2006:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Lewis Jaffe (President, CFO and Director)	0	0	0
David Parker (Vice Chairman of the Board, COO)	0	0	0
Elizabeth Salmon (COO)	0	0	0
David Malm (Director)	0	0	0
Brian Weiss (Interim CFO)	0	0	0
Herbert Presley (former officer)	0	0	0
J. Richard Shafer (former officer)	0	0	0
David Noyes (Former CFO & Secretary)	0	0	0
Thomas Hemingway (Former Chairman of the Board & Director)[1]	unknown	unknown	unknown

1At this time, we have no information or knowledge regarding Mr. Hemingway’s compliance with the reporting requirements of Section 16(a) of the Exchange Act.

Code of Ethics Disclosure

As of December 31, 2006, we have not adopted a Code of Ethics for Financial Executives, which include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

We have begun the process of drafting a code of ethics which will be filed with the Security and Exchange Commission upon its adoption by the board of directors.

Item 10. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended 2006 and 2005.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David L. Parker, Vice Chairman of the Board	2006 2005	$303,365[1] $210,769	-0- -0-	$179,000 -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	$482,365 $210,769
Lewis Jaffe, Chief Executive Officer, President, Director	2006 2005	$283,750 n/a	-0- n/a	-0- -0-	-0- n/a	-0- n/a	-0- n/a	-0- n/a	$283,750 n/a
Brian Weiss, Interim Chief Financial Officer[2]	2006 2005	n/a n/a	n/a n/a	-0- -0-	n/a n/a	n/a n/a	n/a n/a	n/a n/a	n/a n/a
Elizabeth Salmon, Chief Operating Officer	2006 2005	$92,308[3] n/a	-0- n/a	-0- -0-	-0- n/a	-0- n/a	-0- n/a	-0- n/a	$92,308 n/a
David Noyes, Former Chief Financial Officer, Secretary[4]	2006 2005	$250,000 $250,000	-0- -0-	-0- $380,00	-0- -0-	-0- -0-	-0- -0-	-0- -0-	$250,000 $630,000
Herbert Presley, Former Executive Vice President[5]	2006 2005	$250,000 $250,000	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	$250,000 $250,000
J. Richard Shafer, Former Executive Vice President[6]	2006 2005	$250,000 $250,000	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	$250,000 $250,000
Thomas Hemingway, Former Chief Executive Officer and Former Chairman of the Board and Former Director[7]	2006 2005	$80,768 $250,000	-0- -0-	$766,000 -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	$846,768 $250,000

1 Mr. Parker has agreed to defer salary due him in 2006 pending further discussion of his Employment Agreement. There is currently no dispute with Mr. Parker.
2 Mr. Weiss began serving as an advisor to the Company on February 10, 2007. Mr. Weiss was appointed as our Interim Chief Financial Officer on March 20, 2007. In connection with his appointment, we entered into a professional services agreement with BSW & Associates, of which Mr. Weiss is a principal. Mr. Weiss is being compensated for his time at a rate of $255 per hour and has agreed to allocate us a reasonable amount of his time.
3 Ms. Salmon started working for the Company on July 1, 2006, which was when we acquired SVI Hotel Corporation.
4 Mr. Noyes was terminated by the Company on March 19, 2007.
5 Mr. Presley was terminated by the Company on March 19, 2007.
6 Mr. Shafer was terminated by the Company. On November 14, 2006 we entered into a Settlement Agreement with Mr. Shafer under which we agreed to recognize Mr. Shafer’s termination as mutual and not for cause, and to satisfy the Company’s obligation to continue to pay Mr. Shafer his current salary for a period of twelve months. Mr. Shafer agreed to honor his prior obligation and immediately convert the Company’s $420,000 promissory note issued in favor of Mr. Shafer into common stock of the Company at a conversion price of $2.00 per share. The Company and Mr. Shafer further agreed to release each other from all claims, losses, fines, penalties, damages, demands, judgments, debts, obligations, interests, liabilities, causes of action, breaches of duty, costs, expenses, judgments, and injunctions of any nature whatsoever, whether known or unknown. The Company and Mr. Shafer agreed to certain additional obligations under the Settlement Agreement.
7Mr. Hemingway resigned from our Board and as our Chairman as of May, 16, 2006. We entered into a Settlement with Mr. Hemingway which provided for, among other things: his waiver of all rights he might have to any further compensation or payment of any kind under his prior Employment Agreement; his release of us and all of our controlled entities from all claims, losses, fines, penalties, damages, demands, judgments, debts, obligations, interests, liabilities, causes of action, breaches of duty, costs, expenses, judgments, and injunctions of any nature whatsoever, whether known or unknown; our issuance of 393,333 shares of our common stock to him; registration of 333,333 of those shares on a Form S-8; his “lock-up” of the shares registered under the Form S-8; and our release of Mr. Hemingway and his controlled or affiliated entities.

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2006.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
David L. Parker, Vice Chairman of the Board	0	0	0	0	0	0	0	0	0
Lewis Jaffe, Chief Executive Officer, President, Director	0	0	0	0	0	0	0	0	0
Brian Weiss, Interim Chief Financial Officer	0	0	0	0	0	0	0	0	0
Elizabeth Salmon, Chief Operating Officer	0	0	0	0	0	0	0	0	0
David Noyes, Former Chief Financial Officer, Secretary	0	0	0	0	0	0	0	0	0
Herbert Presley, Former Executive Vice President	0	0	0	0	0	0	0	0
J. Richard Shafer, Former Executive Vice President	0	0	0	0	0	0	0	0	0
Thomas Hemingway, Former Chief Executive Officer and Former Chairman of the Board and Former Director	0	0	0	0	0	0	0	0	0

The table below summarizes all compensation of our directors as of December 31, 2006.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Malm	$22,500	-0-	-0-	-0-	-0-	-0-	$22,500
Nicholas J. Yocca, Former Director	$22,500	-0-	-0-	-0-	-0-	-0-	$22,500
Stanley A. Hirschman, Former Director	$22,500	-0-	-0-	-0-	-0-	-0-	$22,500

Compensation to Directors

We pay our directors $2,500 per month as compensation for serving as a director on our board of directors.

Stock Option Grants

We did not grant any stock options to the executive officers during our last fiscal year which ended December 31, 2006.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our shares of common stock on March 31, 2007, by: (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (ii) each of our current and proposed directors; (iii) each of our executive officers; and (iv) all current and proposed directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person.

Title of Class	Name and Address of Beneficial Owner	Shares of Beneficial Owner		Percent

Common Stock	Lewis Jaffe One Technology Drive ,Building H Irvine, California 92618 President, Chief Executive Officer and Director	930,000	(1)	3.27%
Common Stock	David Parker One Technology Drive ,Building H Irvine, California 92618 Vice Chairman and Director	1,418,750	(2)	4.98%
Common Stock	Elizabeth Salmon 1529 W, Artorfer Dr. Peoria, IL 61615 Chief Operating Officer	-		-
Common Stock	Brian Weiss One Technology Drive ,Building H Irvine, California 92618 Interim Chief Financial Officer
Common Stock	David Malm One Technology Drive ,Building H Irvine, California 92618 Director	-		-

Common Stock	All executive officers and directors as a group (8 persons)

(1)	Includes 100,000 shares to be purchase under a warrant
(2)	Includes 1,043,750 shares in Kilravock Holding, Inc., a Nevada corporation Mr. Parker's wife and children and a warrant to purchase 100,000 shares

5 Percent Shareholders
Title of Class	Name and Address of Beneficial Owner	Shares of Beneficial Owner		Percent
Common Stock	J. Richard Shafer 30962 Hunt Club Drive San Juan Capistrano, CA 92675	1,697,200		5.98%
Common Stock	Sam Christensen 800 5th Ave, Ste 101-294 Seattle, WA 98104	2,555,000		9.01%
Common Stock	Longview Fund LP 600 Montgomery Street 44th Floor San Francisco, CA 94111 Beneficial Holder: Wayne Coleson	3,700,000	(5)	11.82%
Common Stock	Palisades Master Fund LP Harbor House, Waterfront Drive Road Town, Tortola British Virgin, Islands Beneficial Holder: Andy Reckles	14,798,000	(6)	35.95%
Common Stock	Marsha Glazer 3221 Proctor Lane Mercer Island, WA 98040	2,115,750	(7)	7.13%
Common Stock	The Marital Trust Under The Richard L. Owens Trust 3221 Proctor Lane Mercer Island, WA 98040 Beneficial Holder. Richard L. Owens, Jr.	2,115,750	(7)	7.13%
Common Stock	MidSummer Investment, LTD. 295 Madison Avenue 38th Floor New York, NY 10017 Beneficial Holder: Scott D. Kaufman	10,314,000	(8)	27.09%

(5)	Includes 2,950,000 shares issuable under exercise of warrants
(6)	Includes 4,800,000 shares issuable under exercise of warrants and 8,000,000 shares issuable upon conversion of preferred stock
(7)	Includes 673,750 shares issuable under exercise of warrants and 657,966 shares issuable upon conversion of note payable
(8)	Includes 2,000,000 shares issuable under exercise of warrants and 7,714,000 shares issuable upon conversion of preferred stock

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

One of our former directors, Nick Yocca, is the holder of our convertible note in the amount of $247,000.

December 31, 2005 we completed our acquisition of PDHK Services, Inc., a privately held company specializing in content delivery software over wireless and IP networks. The sole shareholders of PDHK are two of our officers, Herb Presley and David Noyes. The transaction was approved by our Board of Directors. None of our Board members have an interest in PDHK.

On September 1, 2006, we completed the financing arrangements for the acquisition of SVI Hotel, Inc. As part of those arrangements, two of our executive officers and directors, Lewis Jaffe and David L. Parker, became holders of our Secured Promissory Notes in the amount of $100,000 each. Each was required to participate by the other parties in the financing agreement. Upon purchasing the notes, Mr. Jaffe and Mr. Parker each received 30,000 shares of common stock and warrants to acquire 100,000 shares of our common stock at a purchase price of $0.50 per share with a term of five years.

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

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-QSB and the audit of our annual consolidated financial statements for the fiscal years ended December 31, 2006 and 2005 were approximately $192,000 and $60,000 respectively.

Audit-Related Fees

For the year ended December 31, 2006, the aggregate fees billed by our auditors for professional services rendered in connection with the audits of the financial statements of SVI Hotel Corporation for the years ended December 31, 2005 and 2004 and the reviews of the six months ended June 30, 2006 and 2005 were $120,000.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance were approximately $5,000 and $49,000 for the years ended December 31, 2006 and 2005, respectively.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended December 31, 2006and 2005 were $0 and $0 respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Oxford Media, Inc.

By:	/s/ Lewis Jaffe
Lewis Jaffe
President, Principal Executive Officer, and Director

April 17, 2007

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the date stated:

/s/ Lewis Jaffe	/s/ David Malm
Lewis Jaffe, Director	David Malm, Director
Director April 17, 2007	Director April 17, 2007

/s/ Elizabeth Salmon	/s/ Brian Weiss
Elizabeth Salmon, COO	Brian Weiss, Interim
Director April 17, 2007	Chief Financial Officer, Principal Financial Officer April 17, 2007

/s/ David Parker
David Parker, EVP
Director April 17, 2007