Form 10QSB
period 2007-03-31
OXFORD MEDIA, INC.
filed 2007-05-21
CIK 1285206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 000-51125

Oxford Media, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	20-3270909
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One Technology Drive Building H, Irvine, CA 92618
(Address of principal executive offices)

949-341-0050
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

As of May 18, 2007, 41,845,157 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

OXFORD MEDIA, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

March 31, 2007

Assets
Current assets:
Cash	$270,142
Escrow proceeds receivable	420,098
Accounts receivable, net	549,647
Inventories	405,836
Other current assets	119,656
Total current assets	1,765,379

Property and equipment, net	4,725,619
Deferred cost of sales	794,776
Intangible assets, net	3,979,324
Goodwill	2,668,378
Other	186,000
Total assets	$14,119,476

Liabilities and Stockholders' Deficit
Current liabilities:
Notes payables	$4,287,813
Accounts payable	1,532,351
Accrued expenses	1,994,931
Deferred revenue	369,544
Current portion of capital lease obligation	28,515
Liabilities of discontinued operations	52,332
Total current liabilities	8,265,486

Deferred revenue	694,699
Notes payable, net of current portion	9,714,358
Derivative liabilities	3,041,267
Capital lease obligation, net of current portion	16,624
Total liabilities	21,732,434

Commitments and contingenicies	-

Preferred stock- $0.001 par value; 1,000,000 shares authorized
Issued and outstanding shares - 7,857	1,475,106

Stockholders' deficit
Common stock - $0.001 par value; 100,000,000 shares authorized
Issued and outstanding shares - 39,745,157	34,077
Additional paid-in capital	21,863,207
Accumulated deficit	(30,985,348)
Total stockholders' deficit	(9,088,064)
Total liabilities and stockholders' deficit	$14,119,476

See accompanying Notes to Consolidated Financial Statements.

OXFORD MEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	March 31,
	2007	2006

Revenue:
Services	$2,716,412	$-
Products	581,218	32,959
	3,297,630	32,959
Cost of sales:
Cost of services	614,583	-
Cost of products	310,852	33,524
	925,435	33,524
Gross profit	2,372,195	(565)

Operating expenses:
Selling, general and administrative	4,273,134	3,701,766
Amortization of intangibles	218,870	175,682
Operating loss	(2,119,809)	(3,878,013)
Other income (expense):
Interest income	63	197
Interest expense	(1,147,661)	(431,980)
Gain (loss) on derivative liability	6,439,429	(1,895,025)

Income (loss) before discountinued operations	3,172,022	(6,204,821)

Loss from discontinued operations, net of tax	(28,077)	(175,820)
Gain from sale of discontinued operations, net of tax	1,181,830	-
	1,153,753	(175,820)
Income taxes	-	-

Net income (loss)	4,325,775	(6,380,641)

Preferred stock dividends	(157,140)	(80,000)

Net loss available to common stockholders	$4,168,635	$(6,460,641)

Basic and diluted net loss available to common stockholders:
Basic:
Income (loss) from continuing operations	$0.10	$(0.38)
Income (loss) from discontinuing operations	0.04	(0.01)
	$0.14	$(0.39)
Dilutive:
Income (loss) from continuing operations	0.06	(0.38)
Income (loss) from discontinuing operations	0.02	(0.01)
	$0.08	$(0.39)

Weighted-average common shares outstanding - Basic	31,457,853	16,435,386
Weighted-average common shares outstanding - Diluted	51,590,987	16,435,386

See accompanying Notes to Consolidated Financial Statements.

OXFORD MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Three Months ended March 31,
	2007	2006

Cash flows from operating activities:	$4,325,775	$(6,380,641)
Net income (loss)
Adjustments to reconcile net loss to net cash from operating activities:
Gain on sale of discontinued operations	(1,181,830)	-
Depreciation	537,546	35,961
Amortization of intangible assets	218,155	175,682
Stock-based compensation	63,125	2,380,000
Change in fair value of derivative liabilities	(6,439,429)	1,895,025
Non-cash interest expense	520,068	-
Amortization of debt discounts, premiums and debt issue costs	41,559	216,666
Modication of warrant	-	164,331
Changes in operating assets and liabilities, net of operating assets acquired and liabilities assumed:
Accounts receivable	144,171	(45,949)
Inventory	35,663	(76,217)
Other current assets	82,784	5,387
Accounts payable	868,094	43,370
Accrued expenses	979,939	(30,707)
Deferred revenue	(276,932)	(39,253)
Deferred cost of sales	(246,430)	-
Net cash used in operating activities	(327,742)	(1,656,345)

Cash flows from investing activities:
Purchases of property and equipment	(308,734)	(31,974)
Other assets	-	(200,000)
Net cash used in investing activities	(308,734)	(231,974)

Cash flows from financing activities:
Net proceeds from the issuance of notes payable	-	1,790,000
Proceeds from exercise of common stock warrants	630,000	20,000
Net payments on wholesale financing line of credit	-	128,290
Principal payments on capital lease obligations	(12,581)	(1,459)
Net cash provided by financing activities	617,419	1,936,831

Net increase (decrease) in cash and cash equivalents	(19,057)	48,512
Cash and cash equivalents at beginning of period	289,199	640,299
Cash and cash equivalents at end of period	$270,142	$688,811

See accompanying Notes to Consolidated Financial Statements.

OXFORD MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(UNAUDITED)

1.	Organization and Business

Organization
Through a series of planned transactions during 2005, Creative Business Concepts, Inc. (“CBC”) and Oxford Media Corp. (“Oxford”) were reorganized as wholly-owned subsidiaries of Oxford Media, Inc. (“OMI”) formerly Becoming Art, Inc. (“BEAI”), which was, prior to the reorganization, a public shell company with no operations and no significant assets or liabilities. For accounting purposes, CBC was considered the acquirer of Oxford and OMI. In addition, OMI acquired IT Networks, Inc. (“IT Net”) on September 1, 2005, PDHK Services, Inc. (“PDHK”) on December 31, 2005 and SVI Hotel Corporation (“SVI”) effective July 1, 2006. The accompanying consolidated financial statements include the assets, liabilities, and operations of CBC for all periods presented, and the assets, liabilities and operations of Oxford, OMI, IT Net, PDHK and SVI since the dates of their acquisitions. Collectively the consolidated group is referred to herein as the “Company.” On July 29, 2005, BEAI changed its name to Oxford Media, Inc.

Business
Through Oxford, the Company provides services to the hospitality industry. These services include the sale of video-on-demand (“VOD”) systems, delivery of the content which includes on-demand movies, television and the internet.

Effective July 1, 2006, OMI purchased all of the outstanding shares of SVI. SVI has the following products and services available for the hospitality industry:

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

CBC was sold in 2007. Through CBC, the Company provided consulting services to information technology (“IT”) clients regarding IT networking and security. In addition, CBC provides IT training services to clients. The consulting and training services are provided primarily to government and industry clients in Southern California. CBC also purchased, assembled, installed and sold IT networking hardware and related software and provides network maintenance services. During 2003, CBC began a telecommunications brokerage business, became an agent for competitive local exchange carriers and began brokering local telephone and data transfer services to its IT consulting clients.

2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation
The consolidated financial statements of Oxford Media, Inc. are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 2006 as reported in the Form 10-KSB, have been omitted. The results of operations for the three months ended March 31, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year. All accounts and intercompany transactions have been eliminated in consolidation. In the opinion of management, the consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company’s financial position, results of operations and cash flows. The results of operations for these interim periods are not necessarily indicative of results to be expected for the full year. These statements should be read in conjunction with the financial statements and related notes which are part of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

The Company has identified certain significant accounting policies that it considers particularly important to the portrayal of its results of operations and financial position which may require the application of a higher level of judgment by the Company’s management and, as a result, are subject to an inherent level of uncertainty.

Discontinued Operations
Effective March 1, 2007, the Company sold certain assets and transferred certain liabilities related to its Creative Business Concepts, Inc. business unit. The Company began discussions and efforts to sell these assets in the fourth quarter of 2006. These assets met the requirements of the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” as being held for sale. Results of operations and cash flows were eliminated as a result of the sale and the Company will not have any involvement in the operations after the sale. In accordance with FAS 144, these results are presented on a historical basis as a separate line in the consolidated statements of operations labeled “Loss from Discontinued Operations”. The financial information included in these notes to the consolidated financial statements reflects only the results of continuing operations of the Company.

Going Concern Consideration
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred losses from operations and negative cash flows from operating activities since inception. As of March 31, 2007, the Company also had a working capital deficiency of $6,500,107. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company merged Oxford into SVI effective July 1, 2006 and operates the combined VOD media company under the name of OxfordSVI, Inc. During the third quarter of 2006, the Company developed a plan to integrate these operations to obtain profitable operations, which includes physically moving its VOD media business to the SVI facility in Peoria, IL. Additionally, management has implemented a cost reduction plan to reduce certain corporate overhead and redundant operating expenses, some of which may have a long-term adverse impact on the Company's ability to generate successful future business activities. The Company began its integration plan during the fourth quarter of 2006 and expects to be complete by the second quarter of 2007. Under its plans, management expects to generate positive operating cash flow during the fourth quarter of 2007. There is no assurance that management will achieve its plan. There is further no assurance that the proceeds from operating cash flows or future financings will be sufficient to obtain profitable operations.

The Company anticipates its current cash reserves, plus its expected generation of cash from existing operations,

will only be sufficient to fund its anticipated operations through the second quarter of fiscal 2007. Consequently, the Company will need to raise additional debt and/or equity capital in order to finance its business plan and needs for working capital. The Company has engaged an investment banking firm to raise up to $15 million in the form of equity, debt or a combination thereof.

The Company, if successful in raising additional funds, expects to use the proceeds to fund its ongoing operations, allowing for its future growth in the VOD business, further expansion of other business initiatives and servicing of its existing debt obligations. There is no assurance that the proceeds from future financings will be sufficient to obtain profitable operations.

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

Net Income (Loss) per Common Share
Basic net income (loss) per share is calculated by dividing net loss by the weighted average common shares outstanding during the period. Diluted net income (loss) per share reflects the potential dilution to basic EPS that could occur upon conversion or exercise of securities, options or other such items to common shares using the treasury stock method, based upon the weighted average fair value of our common shares during the period. For the three months ended March 31, 2006, basic and diluted loss per share amounts are identical as the effect of potential common shares is antidilutive.

The following is a summary of outstanding securities which have been excluded from the calculation of diluted net income (loss) per share because the effect would have been antidilutive as of March 31:

	2007	2006

Common stock warrants	10,135,000	816,667
Convertible preferred stock – Series A	-	1,333,333
Convertible preferred stock – Series B	-	-
Convertible debt	-	982,000
Common stock options	320,000	320,000
	10,455,000	3,452,000

Pro-Forma Financial Information
The following unaudited pro forma operating data gives effect to the acquisition of SVI which was acquired effective July 1, 2006 as if it had occurred on January 1, 2006 through March 31, 2006 and excludes the results of CBC due to its presentation as discontinued operations. Pro forma financial information is not necessarily indicative of the results of operations that may have occurred had the acquisition of SVI occurred at the beginning of 2006.

Revenues	$3,051,624
Net loss, before discontinued operations	(7,002,015)
Net loss applicable to common stockholders	(7,291,416)
Basic and diluted loss per common share, before discontinued operations	$(0.43)
Basic and diluted loss per common share, applicable to common stockholders	$(0.44)

New Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board “FASB” issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” ("FIN 48") which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. This pronouncement recommends a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in the our tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 became effective for us beginning January 1, 2007. The adoption of FIN 48 did not have an impact on our financial statements.

3.	Inventories

Inventories at March 31, 2007, consist of finished parts.

4.	Accrued Expenses

Accrued expenses consist of the following at March 31, 2007:

Wages and benefits	$745,746
Service credits	400,000
Accrued interest	320,142
Dividends	57,260
Other	471,783
$1,994,931

5.	Debt

Long-term debt consists of the following at March 31, 2007:

Senior Notes	$11,926,500
SVI Seller Notes	2,450,000
Other	347,000
14,723,500
Less current portion	(4,287,813)
Long-term debt	$10,435,688

Senior Notes
As of March 31, 2007, the Company has $11,926,500 face value, 12% senior secured promissory notes (“Senior Notes”) outstanding. The majority of the proceeds from the Senior Notes were used for the acquisition of SVI and operating purposes. The holders of the Senior Notes have a first priority lien on all of the Company's assets. The Company's obligations under the Senior Notes are guaranteed by each of its subsidiaries under executed Subsidiary Guarantee agreements. The Senior Notes require the Company to repay the principal amounts at a rate of 12.5% per quarter beginning March 1, 2008. Interest is payable based on a 360-day year at the stated rate every three months beginning December 1, 2006. In the event the Company is in default of the Senior Notes, the default interest rate is 18% per annum, until such default has been cured. During the three months ended March 31, 2007, the Senior Notes were in default due to an untimely interest payment.  As of March 31, 2007, the default has been cured.

The Company accounted for Senior Notes and other included instruments under SFAS 155 “Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140” and thus carries them at their respective fair value at each reporting period. At March 31, 2007, the Company determined the fair value of the Senior Notes to be $10,786,552, an increase of $146,829, from December 31, 2006. The Company recorded the change to interest expense during the three months ended March 31, 2007.

On February 28, 2007 and March 15, 2007, the Company issued 3,714,768 and 1,407,900 shares of restricted common stock, respectively in satisfaction of $557,215 of accrued interest on the Senior Notes. The closing market price of the Company's common stock was $0.29 per share while the agreed to conversion price was $0.15 per share. As a result, the Company recorded additional interest expense during the first quarter of 2007 of approximately $520,068 for the difference between the closing market price and the conversion price.

SVI Acquisition Notes
On September 1, 2006, the Company issued $2,350,000 face value subordinated convertible notes to the selling shareholders of SVI (“SVI Notes”). The holders may convert their note into common stock at a conversion price of $1.75 per share. The notes have a stated interest rate equal to prime rate plus 1.5% (9.25% at March 31, 2007) as announced, published or referenced by Citibank N.A.  Interest is payable at the end of each calendar quarter beginning September 30, 2006. The notes are due and any accrued interest is due on or before July 15, 2008. At March 31, 2007, the notes are in default as the Company did not make the required interest payments. Under default provisions, the notes accrue interest at 6.5% plus the Citibank N.A. prime rate. In addition, the Company has included the notes as a current liability on the accompanying consolidated balance sheet. The Company determined the fair value of the subordinated convertible notes on the date of issuance was $2,682,000 due to the conversion feature which resulted in a premium on the notes which is being amortized over the term of the notes. As of March 31, 2007, the balance remaining on the premium is $228,711.

In addition, the Company issued $100,000 of promissory notes to these selling shareholders and was due on or before January 31, 2007. These notes were not repaid by their due date and are currently in default. Under default provisions the promissory notes accrue interest at 15% per annum. The Company has classified these notes as a current liability on the accompanying consolidated balance sheet.

Other Notes
On May 15, 2006, the Company issued $100,000 of face value short-term notes due upon the earlier of August 13, 2006, or the raising of $9.0 million in a qualifying financing event. The proceeds from the notes were used for operating purposes. The notes have a stated interest rate of 8%. As of March 31, 2007, the notes are in default and classified as a current liability on the accompanying consolidated balance sheet.

6.	Derivative Liabilities

During the three months ended March 31, 2007, the Company recognized a gain on the fair value of our derivative liabilities was $6,439,429. The gain resulted from (1) the decrease in the Company’s stock price from December 31, 2006 to March 31, 2007, (2) the exercise of the warrants underlying certain of the Company’s debt instruments and (3) the issuance of additional warrants that were determined to be derivative instruments (see Note 7).

7.	Common Stock

Modification, Exercise and Issuance of Warrants
On February 28, 2007, the Company modified the exercise price of 11,500,000 common stock warrants from $0.50 to $0.10 per share to induce the holders to exercise their warrants. As of the date of the modification, the Company recorded a non-cash charge to gain on derivative liability, representing the difference between the fair value of the warrants immediately before and after the modification. During the first quarter of 2007, the Company received $630,000 in proceeds from the exercise of 6,300,000 warrants. In addition, the holders of 1,407,900 warrants elected exercise. In lieu of cash payment to the Company, accrued interest due in the amount of $140,790 was forgiven. The holders that elected to exercise their warrants were also issued additional warrants (“Replacement Warrants”) to purchase 6,300,000 shares of common stock at an exercise price of $0.50 per share.  At the time of exercise of the warrants, the underlying derivative liabilities were terminated, as such the fair value was reclassified to additional paid in capital in the amount of $1,857,894. Upon issuance of the Replacement Warrants, the Company evaluated the terms and features and determined the warrants did not meet all of the established criteria for equity classification provided in EITF 00-19. As such, the warrants have been classified as “Derivative Liabilities” in the consolidated balance sheet with a corresponding charge of $1,545,757 to “Change in the Fair Value of Derivative Liabilities” in the consolidated statement of operations. The fair value of the warrants was determined using the Black-Scholes model with the following assumptions:

Estimated fair value of underlying common stock	$0.29
Expected life (in years)	5.0
Risk-free interest rate	4.52%
Expected volatility	115.2%
Dividend yield	0%

Issuance of common stock for accrued dividends on Series A and Series B convertible preferred stock
On February 28, 2007, the Company issued 861,041 shares of restricted common stock for payment of dividends on its Series A and Series B Preferred stock for amounts accrued through February 28, 2007 totaling $258,312, a conversion rate of $0.30. The closing stock price of the Company’s common stock was $0.29 per share.

8.	Discontinued Operations

Effective March 1, 2007, the Company completed the sale of all of substantially all of the assets of its wholly owned subsidiary, Creative Business Concepts, Inc. (“CBC”) to an unrelated and unrelated third party. The Company chose to dispose of CBC as it was not within the parameters of the Company's core business. The purchase price included aggregate cash payments to the Company of $457,219, the transfer $584,796 of accounts receivable to the buyer and the assumption of accounts payable by the buyer of $1,035,322, accrued liabilities of $100,332 and $45,000 of transaction costs paid by the Company. The Company received in its escrow account of an initial cash payment of $272,219, with the balance of $140,000 to be released from escrow ratably in bimonthly installments over 90 days from the date of sale based upon the collection of the CBC accounts receivable less the payment, if any, of CBC liabilities not assumed by the buyer. As of March 31, 2007, the funds were in an escrow account. Accordingly, such amounts have been classified in the consolidated balance sheet as “Escrow Proceeds Receivable”.

As result of the sale, the Company recognized a gain from the sale totaling $1,181,830. Such amounts have been reported in the consolidated statement of operations under the caption of “Gain from Sale of Discontinued Operations”.

The following is a condensed balance sheet of CBC as of March 31, 2007:

Current assets	$427,323
Total assets	427,323

Current liabilities	52,332
Total liabilities	52,332
Total stockholders' deficit	374,991
Total liabilities and stockholders' deficit	$427,323

The following are condensed statements of operations for the discontinued operations of CBC for the three months ended March 31:

	2007	2006

Revenues	$801,579	$583,352
Net loss from discontinued operations	(28,077)	(175,820)

9.	Subsequent Event

On April 25, 2007, certain holders of 2,000,000 warrants to purchase common stock exercised their warrants. The Company received $200,000 in cash proceeds and issued Replacement Warrants to purchase 2,000,000 shares of common stock at an exercise price of $0.50 per share. During the second quarter of 2007, the Company will record a non-cash charge to interest expense for the fair value of the warrants issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This quarterly report on Form 10-QSB of Oxford Media, Inc. for the three months ended March 31, 2007 contains forward-looking statements, principally in this Section. Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements which apply only as of the date of this annual report. These forward-looking statements are within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

We believe it is important to communicate our expectations to our investors. There may be events in the future, however, that we are unable to predict accurately or over which we have no control. The cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Factors that could cause actual results or events to differ materially from those anticipated, include, but are not limited to: our ability to successfully develop new products; the ability to obtain financing for product development; changes in product strategies; general economic, financial and business conditions; changes in and compliance with governmental healthcare and other regulations; changes in tax laws; and the availability of key management and other personnel.

This information should be read in conjunction with our unaudited consolidated condensed financial statements and the notes thereto included in this Quarterly Report and our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-KSB for our year ended December 31, 2006.

Our Business

Our primary business is providing technology, content and support services for in-room entertainment and high-speed internet access to small and medium sized hospitality properties. We have developed a proprietary system comprised of hardware and software technology for the cost-effective delivery of Video-on-Demand (“VOD”), on a pay-per-view basis.

Our technology platform has three major components; proprietary software, video server and in-room equipment. We provide content that is rented in the hotel room on demand. We also maintain relationships with a variety of major content providers including: Hollywood studios, independent movie producers, and numerous sources for music and music videos. OxfordSVI is also a reseller of DIRECTV®, selling the hardware and receiving monthly recurring revenue from its free-to-guest (FTG) television services. We also provide customer support services using our integrated call center located in Peoria, IL and a field service organization located throughout the United States.

Over the next several months, we plan to grow our business through the growth of our customer base and sales of our eMOD systems using the benefits that come from our technology to save costs and to increase our revenues produced. Specifically this will result in increases in the number of hotels using our products and services, as well as increasing revenue produced per room.

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

We intend to focus on the OxfordSVI hospitality service business over the coming year. Our strategy includes two major growth drivers; adding hotel properties and generating more revenue per room. We are well positioned for this growth starting with our base of over 2400 hotel properties that we deliver our VOD and/or HSIA services. Our important differentiation in the marketplace is a combination of our lower price points for the technology that enables the delivery of our VOD content well as our ability to deliver superior customer support services.

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

Our sales strategy is to leverage our in-house sales team to up-sell our current installed base and find deals on a direct bases while also working an authorized dealer channel that delivers non competitive technologies to a similar market demographic. Our hybrid model focuses direct efforts on management companies and brands, and leveraging the dealer channel where appropriate to capitalize on there relationships, marketing and ability to cover geographies where we do not have a direct presence. This sales strategy provides us greater exposure to new potential customers.

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

Effective March 1, 2007, we sold certain assets and transferred certain liabilities related to our CBC business unit to an unrelated third party. The purchase price included aggregate cash payments to us of $457,219, the transfer $584,796 of accounts receivable to the buyer and the assumption of accounts payable by the buyer of $1,035,322, accrued liabilities of $100,332 and $45,000 of transaction costs paid by us. The Company also paid $45,000 in fees to a broker for the transaction. In accordance with current accounting regulations, the financial information for the three months ended March 31, 2007 and 2006 are presented as discontinued operations.

Critical Accounting Policies

Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. We review our estimates on an on-going basis, including those related to sales allowances, the allowance for doubtful accounts, inventories and related reserves, long-lived assets, income taxes, litigation and stock-based compensation. We base our estimates on our historical experience, knowledge of current conditions and our beliefs of what could occur in the future considering available information. Actual results may differ from these estimates, and material effects on our operating results and financial position may result. We believe the following critical accounting policies involve our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

To assess whether or not the ECF would be classified as stockholders' equity if it were freestanding, management considered the guidance in EITF 00-19“Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.” In assessing whether or not the conversion option would be classified as equity or a liability if it were freestanding, management determined whether or not the series A convertible preferred stock is considered “conventional.” EITF 00-19 and EITF 05-2, “The Meaning of Conventional Convertible Debt Instruments in issue No. 00-19,” defines conventional convertible debt as debt whereby the holder will, at the issuer's option, receive a fixed amount of shares or the equivalent amount of cash as proceeds when he exercises the conversion option. We determined that our Series A convertible preferred stock was not “conventional,” and we considered all aspects of EITF 00-19, paragraphs 12-33.

The accounting treatment of derivative financial instruments requires that we record the ECF and warrants at their fair values as of each reporting date. Any change in fair value is recorded as non-operating, non-cash income or expense at each reporting date. The derivatives were valued using the Black-Scholes option pricing model.

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

Results of Operation

Revenues
Revenues generated from services consist primarily of video-on-demand (“VOD”) pay-per-view content, free-to-

guest residuals, as well as call center and field support services of all our products. Revenues generated from product sales consists of equipment sales of all our products, primarily eMod™ VOD, free-to-guest and high-speed internet access (“HSIA”) components.

Revenues for the first quarter of 2007 were $3,297,630 compared to $32,959 for the comparable period in 2006. The increase resulted from the inclusion of revenues generated by SVI and revenues from shipment and/or installation of our eMod systems.

During the first quarter of 2007, we generated service revenues of $2,716,412. During this period, revenues from Instant Entertainment, VOD content was $2,115,714 representing average revenue per room per month (“RPR”) of $4.63. For comparative purposes, during the fourth quarter of 2006 revenues from VOD content and our RPR was $2,207,768 and $4.78, respectively. During the first quarter of 2007, we generated $258,831 of our revenues from HSIA installation and support services.

Gross Profit
Gross profit for the first quarter of 2007 was $2,372,195 compared to a gross loss of $565 for the comparable period in 2006. Our gross margin for the first quarter of 2007 was primarily driven by the VOD content and to a lesser extent from the sale of products.

Selling, General and Administrative
Selling, general and administrative expenses for the first quarter of 2007 were $4,273,134 compared to $3,701,766 for the comparable period of 2006. Included in these expenses for the first quarter of 2006 is $2,000,000 of stock-based compensation for employment contracts entered into with certain of our employees.

The increase in these expenses, excluding stock-based compensation, comprise of the inclusion of costs to operate our SVI subsidiary acquired during the third quarter of 2006 and increased professional fees including legal and accounting services.

Interest Expense
Interest expense during the first quarter of 2007 includes amounts outstanding under our Senior Notes, SVI Acquisition and other outstanding notes. We also incurred non-cash interest expense relating to the issuance of 3,714,768 shares of restricted common stock on February 28, 2007 in satisfaction unpaid accrued interest on the Senior Notes through February 28, 2007. The fair value of the shares of stock issued exceeded the amount of accrued interest, resulting in additional interest expense (non-cash) totaling $520,068.

For the first quarter of 2007 interest expense was $1,147,661 compared to $431,980 for the comparable period in 2006. Interest expense for the first quarter of 2007 and 2006 include $41,559 and $216,666, respectively of non-cash accretion and amortization of debt discounts.

Amortization of Intangible Assets
Amortization of intangible includes software technology, customer relationships and a trade name from business combinations we completed.

For the first quarter of 2007 and 2006 amortization expense related to our intangible assets was $218,155 and $175,682, respectively.

Other Income
Other income for the first quarter of 2007 was $63 as compared to $197 for the comparable period.

Change in Fair Value of Derivative Liabilities
During 2005, we issued Series A convertible preferred stock (“Series A Preferred”) and in 2006, issued Series B convertible preferred stock (“Series B Preferred”) and certain debt instruments which contained embedded conversion features and warrants which were deemed to be derivative instruments, requiring bifurcation from the respective host instrument. The changes in the fair value are recorded in each reporting period.

We recognized a gain on the fair value of our derivative liabilities was $6,439,429 during the first quarter of 2007 as compared to a loss of $1,895,025 for the first quarter of 2006.

The gain during the first quarter of 2007 resulted from (1) the decrease in our stock price from December 31, 2006 to March 31, 2007, (2) the exercise of the warrants underlying our debt instruments and (3) the issuance of additional warrants that were determined to be derivative instruments. The decrease in our stock price resulted in gains of $6,439,429.

Discontinued Operations
Loss from discontinued operations include of the results of operations of our CBC business unit which was sold on March 1, 2007.

For the first quarter of 2007 and 2006 we incurred losses from discontinued operations of $28,077 and $175,820, respectively. The decrease in the net loss resulted from lower gross profit, offset by lower selling, general and administrative costs.

Gain on Sale of Discontinued Operations, Net of Tax
During the three month ended, we recorded a gain from the sale of our CBC business unit.

Preferred Stock Dividends
Preferred stock dividends consist of 8% annual dividends on our Series A and Series B convertible preferred stock.

During the first quarter of 2007 and 2006 dividends totaled $157,140 and $80,000, respectively. The increase in dividends in 2007 resulted from inclusion of amounts due under our Series B convertible preferred stock which was issued August 3, 2006 through the conversion of previously issued and outstanding common stock.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities and other commitments in the normal course of business. The report of our independent registered public accounting firm on the consolidated financial statements for the year ended December 31, 2006 contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern as a result of recurring losses, a working capital deficiency, and negative cash flows. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that would be necessary if we are unable to continue as a going concern.

At March 31, 2007, our cash balance was $270,142 and we had negative working capital of $6,500,107. Current liabilities at that date consisted primarily of accounts payable, accrued expenses, deferred revenue and the current portion of our long-term debt. As of March 31, 2007, we had $14,723,500 in debt obligations outstanding of which $2,450,000 are in default for non-payment of accrued interest by the due date.

Operating Activities
Cash used in operating activities was $327,742 for the three months of 2007 compared to cash used of $1,656,345 for the same period in 2006. Operating cash flows for the three months of 2007 reflect our net income of $4,325,775 which includes non-cash amounts, non-cash expenses and changes in working capital requirements. Included in our net income for the first quarter of 2007 are non-cash income items relating to the net change in the fair value of our derivative liabilities and the gain on the sale of our CBC business unit, partially offset by non-cash expenses (depreciation, amortization of intangible assets, stock-based compensation and interest) of $1,747,376.

Operating cash flows for the first three months of 2006 reflect operating losses of $6,380,641, partially offset by non-cash expenses of $4,867,665 including $2,380,000 of stock-based compensation and $1,895,025 for the change in the fair value of derivative liabilities.

Investing Activities
Cash used in investing activities was $308,734 for the first three months of fiscal 2007 compared to $231,974 for the comparable period of fiscal 2006. During the first quarter of fiscal 2007, our capital expenditures were primarily comprised of purchases of video-on demand equipment.

Financing Activities
Cash generated by financing activities was $617,419 for the first three months of 2007 compared to $1,936,831 for the comparable period of fiscal 2006. During the fiscal 2007, we made a contractual principal payment of $150,000 on our term loan. During 2006, we issued $300,000 of promissory notes that were subsequently converted into common stock on September 20, 2006.

Off Balance Sheet Arrangements

We have no known off balance sheet arrangements.

Item 3.     Controls and Procedures

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following is a list of equity securities that we issued during the reporting period that were not registered under the Securities Act:

1. On February 28, 2007, we issued 4,800,000 shares of common stock in the exercise of the $.10 per share warrants held by Palisades Master Fund, LP, one of our Senior Lenders. This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

2. On February 28, 2007, we issued 1,000,000 shares of common stock in the exercise of the $.10 per share warrants held by Camofi Master LDC, one of our Senior Lenders. This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

3. On February 28, 2007, we issued 500,000 shares of common stock in the exercise of the $.10 per share warrants held by Crescent International, Ltd., one of our Senior Lenders. This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

4. On February 28, 2007, we issued 2,208,356 shares of our common stock to Palisades Master Fund, LP, one of our senior lenders, as payment for interest due on the note held by it. This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

5. On February 28, 2007, we issued 438,356 shares of our common stock to Palisades Master Fund, LP, one of our senior lenders, as payment for dividends due on the Series A Preferred Stock held by it. This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

6. On February 28, 2007, we issued 129,623 shares of our common stock to Palisades Master Fund, LP, one of our senior lenders, as payment for dividends due on the Series B Preferred Stock held by it. This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

7. On February 28, 2007, we issued 607,123 shares of our common stock to Midsummer Investment Ltd., one of our senior lenders, as payment for interest due on the note held by it. This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

8. On February 28, 2007, we issued 293,062 shares of our common stock to Midsummer Investment Ltd., one of our senior lenders, as payment for dividends due on the Series B Preferred Stock held by it. This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

9. On February 28, 2007, we issued 408,767 shares of our common stock to Camofi Master LDC, one of our senior lenders, as payment for interest due on the note held by it. This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

10. On February 28, 2007, we issued 204,384 shares of our common stock to Crescent International, Ltd., one of our senior lenders, as payment for interest due on the note held by it. This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

11. On February 28, 2007, we issued 204,384 shares of our common stock to Plus Four Equities, L.P., one of our senior lenders, as payment for interest due on the note held by it. This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

12. On February 28, 2007, we issued 40,877 shares of our common stock to Lew Jaffe, one of our senior lenders and our Chief Executive Officer and a member of our Board of Directors, as payment for interest due on the note held by him. This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

13. On February 28, 2007, we issued 40,877 shares of our common stock to David L. Parker, one of our senior lenders and the Vice Chairman of our Board of Directors, as payment for interest due on the note held by him. This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

14. On March 15, 2007, we issued 1,407,900 shares of our common stock in the exercise of the $.10 per share warrants held by Longview Fund, LP, one of our Senior Lenders. The warrant was exercised, and the shares acquired, with the interest due and owing to Longview Fund, L.P. under the note held by it. This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

15. On March 27, 2007, we issued to Palisades Master Fund, LP, one of our Senior Lenders, warrants to acquire 4,800,000 shares of our common stock at $.50 per share no later than five years after the issuance of the warrant. This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

16. On March 27, 2007, we issued to Longview Fund, L.P., one of our Senior Lenders, warrants to acquire 1,407,900 shares of our common stock at $.50 per share no later than five years after the issuance of the warrant. This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

17. On March 27, 2007, we issued to Camofi Master LDC, one of our Senior Lenders, warrants to acquire 1,000,000 shares of our common stock at $.50 per share no later than five years after the issuance of the warrant. This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

18. On March 27, 2007, we issued to Crescent International, Ltd., one of our Senior Lenders, warrants to acquire 500,000 shares of our common stock at $.50 per share no later than five years after the issuance of the warrant. This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

None of the sales of securities described above have been registered with the Securities and Exchange Commission because they are believed to be exempt from registration under the Securities Act of 1933 pursuant to Regulation D, Rule 506, promulgated there under or generally section 4(2) of the Act. Each purchaser represented his, her or its intention to acquire the securities for investment only and not with a view toward distribution. Each investor was given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising.

The following is a list of equity securities that we issued since March 31, 2007 that were not registered under the Securities Act.

1. On April 25, 2007, we issued 2,000,000 shares of common stock in the exercise of the $.10 per share warrants held by Midsummer Investment Ltd., one of our Senior Lenders. This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

2. On April 25, 2007, we issued to Midsummer Investment Ltd., one of our Senior Lenders, warrants to acquire 2,000,000 shares of our common stock at $.50 per share no later than five years after the issuance of the warrant. This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

None of the sales of securities described above have been registered with the Securities and Exchange Commission because they are believed to be exempt from registration under the Securities Act of 1933 pursuant to Regulation D, Rule 506, promulgated there under or generally section 4(2) of the Act. Each purchaser represented his, her or its intention to acquire the securities for investment only and not with a view toward distribution. Each investor was given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising.

Item 3.     Defaults upon Senior Securities

As of the close of the reporting period the Company had not received any notice of default under the Senior Notes. Since the end of the reporting period the Company is aware that it has not made payment of the interest due on those Senior Notes as of March 01, 2007. Since the end of the reporting period no notice of default has been received by the Company from any of the holders of the Senior Notes.

As of the close of the reporting period the Company was aware that it had certain registration requirements with regard to its common stock underlying its shares of Series A and Series B Preferred Stock. The Company believes it is not in default of any of those provisions. At the end of the reporting period, and since the end of the reporting period, the Company had not received any notice of default in regard to its registration obligations related to its Series A and Series B Preferred Stock.

As of the close of the reporting period the Company was remained in default under the SVI Notes. The Company continues to reasonably believe that it has valid offsets to the amounts due under the SVI Notes and that the amounts of these offsets will exceed the amount currently due under the SVI Notes.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended March 31, 2007.

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

Oxford Media, Inc.

Date:	May 21, 2007

By: /s/ Lewis Jaffe Lewis Jaffe Title: Chief Executive Officer and Director