Form 10QSB
period 2007-06-30
OXFORD MEDIA, INC.
filed 2007-08-14
CIK 1285206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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
(Issuer's telephone number)

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

As of August 14, 2007, 48,145,157 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

OXFORD MEDIA, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)
June 30,
2007

Assets
Current assets:
Cash	$14,459
Escrow proceeds receivable	28,393
Accounts receivable, net	595,229
Inventories	330,514
Deferred cost of sales	168,116
Other current assets	234,828
Total current assets	1,371,539

Property and equipment, net	4,304,786
Deferred cost of sales	530,143
Intangible assets, net	3,760,542
Goodwill	2,668,378
Other	186,000
Total assets	$12,821,388

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$2,534,945
Accrued expenses	1,607,296
Deferred revenue	381,468
Current portion of capital lease obligation	28,515
Liabilities of discontinued operations	52,382
Total current liabilities	4,604,606

Notes payable	14,306,006
Accrued interest and dividends	990,646
Deferred revenue	666,478
Derivative liabilities	290,487
Capital lease obligation, net of current portion	9,505
Total liabilities	20,867,728

Commitments and contingencies	-

Preferred stock- $0.001 par value; 1,000,000 shares authorized Issued and outstanding shares - 7,857	7,857,000

Stockholders' deficit:
Common stock - $0.001 par value; 100,000,000 shares authorized Issued and outstanding shares - 41,845,157	41,847
Additional paid-in capital	22,391,797
Accumulated deficit	(38,336,984)
Total stockholders' deficit	(15,903,340)
Total liabilities and stockholders' deficit	$12,821,388

See accompanying Notes to Consolidated Financial Statements.

OXFORD MEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Revenue:
Services	$2,624,006	$21,834	$5,340,418	$21,834
Products	222,943	46,043	804,161	79,002
	2,846,949	67,877	6,144,579	100,836
Cost of sales:
Cost of services	622,605	78,800	1,237,188	78,800
Cost of products	196,435	93,131	507,287	126,655
	819,040	171,931	1,744,475	205,455
Gross profit	2,027,909	(104,054)	4,400,104	(104,619)

Operating expenses:
Selling, general and administrative	4,438,556	2,856,461	8,711,690	6,558,227
Amortization of intangibles	218,782	175,682	437,652	351,364
Operating loss	(2,629,429)	(3,136,197)	(4,749,238)	(7,014,210)
Other income (expense):
Interest income	15	1,195	78	1,392
Interest expense	(7,017,758)	(497,957)	(8,165,419)	(929,937)
Derivative liabilities	2,464,420	(684,730)	8,903,849	(2,579,755)

Income (loss) before discountinued operations	(7,182,752)	(4,317,689)	(4,010,730)	(10,522,510)

Income (loss) from discontinued operations, net of tax	(1,822)	115,882	(29,899)	(59,938)
Gain (loss) from sale of discontinued operations, net of tax	(7,879)	-	1,173,951	-
	(9,701)	115,882	1,144,052	(59,938)
Income taxes	-	-	-	-

Net loss	(7,192,453)	(4,201,807)	(2,866,678)	(10,582,448)

Preferred stock dividends	(159,183)	(80,000)	(316,323)	(160,000)

Net loss attributable to common stockholders	$(7,351,636)	$(4,281,807)	$(3,183,001)	$(10,742,448)

Basic and diluted net loss available to common stockholders:
Basic:
Loss from continuing operations	$(0.17)	$(0.25)	$(0.11)	$(0.62)
Income (loss) from discontinuing operations	(0.00)	0.01	0.03	(0.00)
	$(0.17)	$(0.24)	$(0.08)	$(0.62)
Dilutive:
Loss from continuing operations	$(0.17)	$(0.25)	(0.11)	$(0.62)
Income (loss) from discontinuing operations	(0.00)	0.01	0.03	(0.00)
	$(0.17)	$(0.24)	$(0.08)	$(0.62)

Weighted-average common shares outstanding - Basic	41,261,641	17,790,472	36,359,747	17,076,149
Weighted-average common shares outstanding - Diluted	41,261,641	17,790,472	36,359,747	17,076,149

See accompanying Notes to Consolidated Financial Statements.

OXFORD MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(2,866,678)	$(10,582,448)
Adjustments to reconcile net loss to net cash from operating activities:
Gain on sale of discontinued operations	(1,173,951)	-
Depreciation	1,078,564	71,122
Amortization of intangible assets	436,937	351,364
Stock-based compensation	113,125	3,431,625
Change in fair value of derivative liabilities	(8,988,949)	2,579,755
Extinguishment of derivative liabilities	85,100	-
Non-cash interest expense	6,901,962	-
Amortization of debt discounts, premiums and debt issue costs	174,286	811,666
Modification of warrant	-	164,331
Changes in operating assets and liabilities:
Escrow proceeds receivable	391,705	-
Accounts receivable	98,589	(373,493)
Inventory	110,985	41,486
Other current assets	(32,388)	(118,039)
Accounts payable	1,862,859	72,577
Accrued expenses	1,423,767	86,587
Deferred revenue	(293,229)	74,967
Deferred cost of sales	(149,913)	-
Net cash used in operating activities	(827,229)	(3,388,500)

Cash flows from investing activities:
Purchases of property and equipment	(442,560)	(153,828)
Proceeds from sales of property and equipment	13,641	-
Other assets	-	(162,083)
Net cash used in investing activities	(428,919)	(315,911)

Cash flows from financing activities:
Net proceeds from the issuance of notes payable	200,000	3,500,000
Proceeds from exercise of common stock warrants	830,000	20,000
Principal payments on notes payable	(28,892)	-
Net borrowings on wholesale financing line of credit	-	147,665
Principal payments on capital lease obligations	(19,700)	(4,060)
Net cash provided by financing activities	981,408	3,663,605

Net decrease in cash and cash equivalents	(274,740)	(40,806)
Cash and cash equivalents at beginning of period	289,199	640,299
Cash and cash equivalents at end of period	$14,459	$599,493

See accompanying Notes to Consolidated Financial Statements.

OXFORD MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(UNAUDITED)

1.	Business

Business
Oxford Media, Inc and its subsidiaries ("collectively, the "Company") provides services to the hospitality industry. These services include the sale of video-on-demand (“VOD”) systems, delivery of the content which includes on-demand movies, television and the internet.

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

CBC was sold in March 2007. Through CBC, the Company provided consulting services to information technology (“IT”) clients regarding IT networking and security. In addition, CBC provides IT training services to clients. The consulting and training services were provided primarily to government and industry clients in Southern California. CBC also purchased, assembled, installed and sold IT networking hardware and related software and provides network maintenance services.

2.	Exchange Transaction, Issuance of Senior Secured Notes and David Parker Settlement

Exchange Transaction
On July 16, 2007, the Company entered into a transaction whereby the holders of certain debt and preferred stock securities (individually or collectively “Holder”) cancelled and exchanged their principal and accrued interest on outstanding debt and the face amount and accrued dividends on preferred stock into shares of Series C convertible preferred stock (“Series C Preferred”). This transaction (“Exchange Transaction”) was contingent upon the issuance of the senior secured notes as described below titled “Issuance of Senior Secured Notes”.  The Holders converted the following securities:

▪
Senior Notes - outstanding principal and accrued interest of $11,897,608 and $532,357, respectively were exchanged on a basis of one shares of Series C Preferred (for a total of 12,429.97 shares) for each $1,000 of amounts owed;

▪
SVI Notes - outstanding principal and accrued interest of $2,350,000 and $259,269, respectively were exchanged on a basis of 0.50 shares of Series C Preferred (for a total of 1,304.63 shares) for each $1,000 of amounts owed.  In addition, the Company agreed to forgive approximately $93,000 of net amounts owed (accounts payable, net of accounts receivable) and provide additional service credits of $388,600 to a company related to the holders of the SVI Notes in connection with this exchange;

▪
Series A Convertible Preferred Stock - outstanding stated value and accrued dividends of $4,000,000 and $134,040, respectively were exchanged on a basis of 0.25 shares of Series C Preferred  (for a total of 1,033.51 shares) for each $1,000 of amounts owed;

▪
Series B Convertible Preferred Stock - outstanding stated value and accrued dividends of $3,857,000 and $128,179, respectively were exchanged on a basis of 0.25 shares of Series C Preferred  (for a total of 996.30 shares) for each $1,000 of amounts owed; and

▪
Other Notes - outstanding principal and accrued interest of $447,000 and $66,161, respectively were exchanged on a basis of 0.125 shares of Series C Preferred (for a total of 64.14 shares) for each $1,000 of amounts owed.

In addition, warrants to purchase common stock held by the Holders totaling 13,514,386 shares were cancelled.

Accounting for the Exchange Transaction
The Company expects to account for these extinguishments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings” due to the fact that the holders of the debt and preferred stock instruments granted the Company concessions intended to alleviate its immediate liquidity constraints. The concession that the creditors granted to the Company enabled it to (a) effectuate their settlement through an exchange of equity instead of a use of cash and (b) consummate a sale of Senior Secured Notes (see below) that resulted in an infusion of cash that was needed to sustain operations.

In accordance with the provisions of SFAS 15, the Company will record a non-cash loss on the extinguishment of the Senior Notes, based on the difference between the (a) fair value of the Series C Preferred on as if converted to common stock basis using the closing stock price ($0.03 per share) on the date of the transaction and (b) the carrying value of the notes on the settlement date.  The Company will also record non-cash gains on the extinguishment on the SVI Notes, Series A convertible preferred stock, Series B convertible preferred stock and Other Notes.  Management expects the Company will record a net, non-cash loss on the above extinguishments of approximately $6,200,000.  In addition, the Company estimates the direct, cash-based transaction costs to be approximately $154,000 which will be also be included in the calculation of the loss on extinguishment.

The Company also expects to record non-cash gains resulting from the extinguishments of the derivative liabilities for the outstanding warrants on the Senior Notes of approximately $352,000.

Issuance of Senior Secured Notes
In connection with the Exchange Transaction, the Company issued $4,210,526 face value, 12% senior secured promissory notes (“Senior Secured Notes”), due July 16, 2011. The Company received gross proceeds of $3,800,000 and converted $200,000 of secured promissory notes issued on June 29, 2007.  Of the total proceeds received, approximately 69% was from a third party that did not have a previous debt or significant equity interest in the Company.  The Company also issued to the holders of the Senior Secured Notes 7,228.14 shares of Series C Preferred, which represented 30% of the fully-diluted shares of the Company on an as if, converted basis.

The holders of the Senior Secured Notes have a first priority lien on all of the Company's assets and are guaranteed by each of its subsidiaries. The Senior Secured Notes require the Company to repay the principal amounts in equal installments beginning September 30, 2009. Interest is payable based on a 360-day year at the stated rate every three months beginning October 1, 2007. In the event the Company is in default of the Senior Secured Notes, the default interest rate is 18% per annum, until such default has been cured.

The Company expects to use the proceeds to fund its ongoing operations, allowing for its future growth in the VOD business, further expansion of other business initiatives and servicing of its debt obligations.

The Company expects to account for the preferred stock issued with the Senior Secured Notes, in accordance with Accounting Principles Board Opinion No. 14 (“APB 14”), Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants and will allocate the proceeds from the issuance of the debt and underlying Series C Preferred based on their relative fair value and will record this amount as a debt discount and additional paid-in capital. The debt discount will be amortized over the term of the related debt. Any beneficial conversion feature that is present will be amortized over the earliest conversion date to which the Series C Preferred can be converted into common stock.

Registration Rights Agreement
The Company entered into a registration rights agreement with the holders of the Senior Secured Debt and the Series C Preferred whereby the Company is required to file an initial registration statement on Form SB-2 or Form S-3 with the Securities and Exchange Commission in order to register the resale of the maximum amount of common stock underlying the Series C Preferred under the Securities Act within sixty days of the Exchange Agreement (or September 14, 2007).  The registration statement must then be declared effective no later than 175 calendar days (December 28, 2007), in the event of a full review by the Securities and Exchange Commission, or in the event of no review, 90 days from the initial filing date.

In the event that the Company fails to have the registration statement declared effective by the SEC by the dates described above, or fails to maintain on the registration statement the effectiveness of the registration statement thereafter, then the Company must pay the Holders an amount equal to 2% of the aggregate purchase price paid by each Holder, for each month the registration statement remains uncured.  Additionally, failure to have a registration statement declared effective would result in the Company being in default of the terms of the Senior Secured Notes and the Series C Preferred would be in default of this provision.

Rights and Preferences of Series C Preferred
The holders of the Series C Preferred have the following rights and preferences:

Dividends
The Holders are entitled to receive cumulative dividends at a rate of 7.0% per annum. Dividends are payable in shares of Series C Preferred, payable quarterly beginning on October 1, 2008, and ending upon the earlier of four years from the date of issuance or the forced conversion date.

Conversion
Each share of Series C Preferred is convertible at the option of the holder at any time into common stock by dividing the face value per share of $1,000 by the conversion price ($0.02 or 50,000 shares of common stock), subject to adjustments for dividends. Upon the four year anniversary from the date of issuance, each share of Series C Preferred outstanding will be automatically converted into common stock.

Upon the occurrence of certain events for each 22 consecutive trading day periods (i) the VWAP for each 22 consecutive trading day period exceeds $0.05 per share and (ii) the volume for each trading day period exceeds 1% percent of the then issued and outstanding shares of common stock, the Company may cause each holder to convert all or part of such holder’s Series C preferred.

In the event the Company issues additional shares of common stock at a price per share lower than the Series C Preferred conversion price, the Series C Preferred are entitled have their conversion price reduced to such amount.

Voting
The holders of shares of Series C Preferred are entitled to the number of votes equal to the number of shares of common stock into which each preferred share is convertible at the time of such vote, notwithstanding any limitations on the actual number shares which may be issued upon conversion of the Series C Preferred Stock.

The holders of our Series C Convertible Preferred Stock collectively beneficially own securities with voting power equivalent to that of 1,152,435,465 billion common shares (or approximately 96% of the voting power of our capital stock).   Accordingly, the holders of our Series C Convertible Preferred Stock will have a significant and overwhelming  influence in determining the outcome of all corporate transactions or other matters.

Liquidation Preference
Each holder of the Series C Preferred is entitled to receive upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, amounts equal to the stated value per share, plus accrued and unpaid dividends and any other fees or liquidated damages owing upon before any payments to the holders of common stock.

Redemption
The Preferred Stock is redeemable for cash at a premium equal to the respective stated value plus accrued dividends upon the occurrence of certain contingent events that include registration effectiveness requirements pursuant to an executed registration rights agreement. As a result, the Company carries the Preferred Stock outside of stockholders' equity. In the event a redemption event becomes probable, the Company would be required to adjust the carrying value to redemption value.

In the event of default, the holder of the Series C Preferred may demand redemption based on (i) the greater of (A) 120% of the stated value and (B) the product of (a) the volume weighted-average price (“VWAP”) on the trading day immediately preceding the date of the default and (b) the stated value divided by the then set conversion price, (ii) all accrued but unpaid dividends, (iii) all liquidated damages and other amounts due in respect to the Preferred Stock. At the option of the holder, the determined redemption can be paid in cash or converted into common stock at a rate of 75% of the average of the 10 VWAP immediately prior to the date of election. As of the reporting date, the Company's management has determined that the likelihood of such redemption is not probable.

David Parker Settlement
On July 16 2007, the Company entered into a Settlement and Release Agreement with David L. Parker, a former employee and member of the Company’s board of directors.  Mr. Parker agreed to terminate his employment agreement with the Company and waive all rights he might have to any further compensation or payment of any kind under an employment contract.  As part of the agreement, the Company issued 6,300,000 shares of common stock to Mr. Parker.  Mr. Parker also released the Company of $157,500 of accrued compensation.  The Company expects to record a non-cash charge to the statement of operations for the difference between the fair value of the common stock totaling $189,000 based on the closing stock price and the accrued compensation.  Mr. Parker was granted the same registration rights as provided to holder of the Series C Preferred.

3.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation
The consolidated financial statements of Oxford Media, Inc. are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 2006 as reported in the Form 10-KSB, have been omitted. The results of operations for the three and six months ended June 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year. All accounts and intercompany transactions have been eliminated in consolidation. In the opinion of management, the consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's financial position, results of operations and cash flows. The results of operations for these interim periods are not necessarily indicative of results to be expected for the full year. These statements should be read in conjunction with the financial statements and related notes which are part of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

The Company has identified certain significant accounting policies that it considers particularly important to the portrayal of its results of operations and financial position which may require the application of a higher level of judgment by the Company's management and, as a result, are subject to an inherent level of uncertainty.

Discontinued Operations
Effective March 1, 2007, the Company sold certain assets and transferred certain liabilities related to its CBC business unit.  The results of operations and cash flows have been eliminated as a result of the sale and the Company has not had any involvement in the operations after the sale. In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-lived Assets”, these results are presented on a historical basis as a separate line in the consolidated statements of operations labeled “Loss from Discontinued Operations”. The financial information included in these notes to the consolidated financial statements reflects only the results of continuing operations of the Company, unless otherwise noted.

Going Concern Consideration
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred losses from operations and negative cash flows from operating activities since inception, and as of June 30, 2007, had a working capital deficiency of $3,233,067 and was in default under its debt and preferred stock agreements.  As described in Note 2, these instruments have been extinguished and new debt and equity instruments have been issued.

The Company anticipates its current cash reserves including the funds received from the Senior Secured Notes in July 2007, plus its expected generation of cash from existing operations, anticipated capital expenditures and working capital will be sufficient to fund its anticipated operations into the first quarter of 2008. The Company will need to seek to obtain additional debt and/or equity financing sooner if it experiences downturns or cyclical fluctuations in its business that are unforeseen, more severe or longer than anticipated, if it fails to achieve anticipated revenue targets, if it experiences significant increases in the cost of content, or declines in the selling prices of its content.  Consequently, the Company will need to raise additional debt and/or equity capital in order to finance its business plan and needs for working capital. There is no assurance that the proceeds from future financings will be sufficient to obtain profitable operations.  Such financing(s), if available may increase the risk of the Company not being able to service its debt obligations, and/or cause dilution to existing equity holders. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that might result from the outcome of this uncertainty.

Net Loss per Common Share
Basic net loss per share is calculated by dividing net loss by the weighted average common shares outstanding during the period. Diluted net income loss per share reflects the potential dilution to basic EPS that could occur upon conversion or exercise of securities, options or other such items to common shares using the treasury stock method, based upon the weighted average fair value of our common shares during the period.

The following is a summary of outstanding securities which have been excluded from the calculation of diluted net loss per share because the effect would have been anti-dilutive as of June 30:

	2007	2006

Common stock warrants	15,235,000	585,000
Convertible preferred stock – Series A	8,000,000	4,000,000
Convertible preferred stock – Series B	7,714,000	-
Convertible debt	1,836,857	988,250
Common stock options	320,000	585,000
	33,105,857	6,158,250

Pro-Forma Financial Information
The following unaudited pro forma operating data gives effect to the acquisition of SVI which was acquired effective July 1, 2006, as if it had occurred on January 1, 2006 through June 30, 2006 and excludes the results of CBC due to its presentation as discontinued operations. Pro forma financial information is not necessarily indicative of the results of operations that may have occurred had the acquisition of SVI occurred at the beginning of 2006.

	For Three Months Ended June 30, 2006	For Six Months Ended June 30, 2006

Revenues	$3,312,475	$6,364,099
Net loss, before discontinued operations	(5,172,546)	(12,208,142)
Net loss applicable to common stockholders	(5,136,664)	(12,428,080)
Basic and diluted loss per common share, before discontinued operations	$(0.29)	$(0.71)
Basic and diluted loss per common share, applicable to common stockholders	$(0.29)	$(0.73)

4.	Accrued Expenses

Accrued expenses consist of the following at June 30, 2007:

Wages and benefits	$725,849
Service credits	361,395
Other	520,052
$1,607,296

As discussed in Note 2, the Company converted accrued interest and dividends on its then outstanding debt securities and accrued dividends on its Series A and Series B convertible preferred stock into shares of Series C Preferred.

5.	Debt

As of June 30, 2007, the Company’s Senior Notes, SVI Acquisition Notes and Other Notes as described below were in default under the terms of their respective agreements.  Since such amounts were subsequently exchanged for equity as part of the Exchange Transaction (see Note 2), the outstanding principal balances and accrued interest have been classified as long-term liabilities in the accompanying consolidated balance sheet. On July 16, 2007, the outstanding principal and accrued interest was exchanged and converted into shares of Series C convertible preferred stock.

Bridge Notes
On June 29, 2007, the Company issued two promissory notes (“Promissory Notes”) for aggregate cash proceeds of $200,000.  The Promissory Notes while outstanding had a stated interest rate of 12% per annum. The Promissory Notes had a maturity date of the earlier of (i) written demand by the holders of the notes; or, (ii) December 31, 2007, unless due earlier in accordance with the terms of the Promissory Notes. On July 16, 2007, the outstanding principal balance of $200,000 was converted into an equal amount of Senior Secured Debt (see Note 2).

Senior Notes
As of June 30, 2007, the Company had $11,897,608 face value, 12% senior secured promissory notes (18% default interest rate) (“Senior Notes”) outstanding. On June 15, 2007, the Senior Notes became in default due to non-payment of interest.

The Company accounted for Senior Notes and other included instruments under SFAS 155 “Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140”, and thus carried them at their respective fair value at each reporting period. At June 30, 2007, the Company determined the fair value of the Senior Notes to be $10,911,398. The Company recorded the change in the fair value to interest expense $124,847 and $271,676 for the three and six months ended June 30, 2007, respectively.

On February 28, 2007 and March 15, 2007, the Company issued 3,714,768 and 1,407,900 shares, respectively of restricted common stock in satisfaction of $557,215 of accrued interest on the Senior Notes. The closing market price of the Company's common stock ranged from $0.29 to $0.18 per share while the agreed to conversion price was $0.15 per share. As a result, the Company recorded additional interest expense during the six months of 2007 of approximately $520,068 for the difference between the closing market price and the conversion price at each issuance date.

SVI Acquisition Notes
On September 1, 2006, the Company issued $2,350,000 face value subordinated convertible notes to the selling shareholders of SVI (“SVI Notes”). While outstanding, the notes were convertible into shares of common stock at a conversion price of $1.75 per share. The notes had a stated interest rate equal to prime rate plus 1.5% as announced, published or referenced by Citibank N.A and a default interest rate equal to the variable interest rate plus 5%.  Interest was payable at the end of each calendar quarter beginning September 30, 2006. At June 30, 2007, the notes are in default as the Company did not make the required interest payments. The Company determined the fair value of the subordinated convertible notes on the date of issuance was $2,682,000 due to the conversion feature which resulted in a premium on the notes.  As a result of notes being in default during the three months ended June 30, 2007, the Company accreted the premium on the notes of $228,711 to their face value.

In addition, the Company issued $100,000 of promissory notes to these selling shareholders and was due on or before January 31, 2007. These notes were not repaid by their due date and were in default at June 30, 2007.

Other Notes
As of June 30, 2007, the Company had outstanding amount due under promissory note agreements totaling $347,000 which were in default.

6.	Derivative Liabilities

During the three months and six months ended June 30, 2007, the Company recognized a gain due to the change in the fair value of our derivative liabilities of $2,464,420 and $8,903,849, respectively. The gain resulted from (1) the decrease in the Company's stock price from December 31, 2006 to June 30, 2007, (2) the exercise of the warrants underlying certain of the Company's debt instruments and (3) the issuance of additional warrants that were determined to be derivative instruments (see Note 8).  The underlying derivative liabilities were terminated on July 16, 2007 as the underlying common stock warrants were cancelled (see Note 2).

7.	Preferred Stock

As of June 30, 2007, the Company’s Series A and Series B convertible preferred stock (collectively “Preferred Stock”) were in default resulting from the non-payment of contractual dividend payments and were immediately redeemable by the respective holders.  The Preferred Stock, prior to being in default, was being carried at discounted amounts. As a result of the redemption provision, the Company accreted the Preferred Stock to its face value during the three months ended June 30, 2007.  Accordingly, the Company recorded non-cash interest expense relating to the accretion of $6,381,894 during the three months ended June 30, 2007. On July 16, 2007, the outstanding principal and accrued interest was exchanged and converted into shares of Series C Preferred (see Note 2).

8.	Common Stock

Modification, Exercise and Issuance of Warrants
On February 28, 2007, the Company agreed to modify the exercise price of 11,500,000 common stock warrants from $0.50 to $0.10 per share to induce the holders to exercise their warrants. During the three and six months ended June 30, 2007, the Company received $200,000 and $830,000, respectively, in proceeds from the exercise of an aggregate of 8,300,000 common stock warrants. At the time of exercise of the warrants, the underlying derivative liabilities were terminated, as such the fair value was reclassified to additional paid in capital totaling $2,095,929 through June 30, 2007.

On the date of each modification, the Company recorded a non-cash charge to gain on derivative liability, representing the difference between the fair value of the modified warrants immediately before and after the modification. The holders that elected to exercise their warrants were also issued additional warrants (“Replacement Warrants”) to purchase 8,300,000 shares of common stock at an exercise price of $0.50 per share.

Upon issuance of the Replacement Warrants, the Company evaluated the terms and features and determined the warrants did not meet all of the established criteria for equity classification provided in EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.” The fair value of the warrants was determined using the Black-Scholes model using market based assumptions consistent with those used during 2006.

Issuance of Common Stock for Accrued Dividends on Series A and Series B Convertible Preferred Stock
On February 28, 2007, the Company issued 861,041 shares of restricted common stock for payment of dividends on its Series A and Series B Preferred stock for amounts accrued through February 28, 2007 totaling $258,312, a conversion rate of $0.30. The closing stock price of the Company's common stock was $0.29 per share.

9.	Discontinued Operations

Effective March 1, 2007, the Company completed the sale of all the assets of CBC to an unrelated third party. The Company chose to dispose of CBC as it was not within the parameters of the Company's core business. The purchase price included aggregate cash payments to the Company of $457,219, the transfer $584,796 of accounts receivable to the buyer and the assumption of accounts payable by the buyer of $1,035,322, accrued liabilities of $100,332 and $45,000 of transaction costs paid by the Company. As of June 30, 2007, $28,393 of the funds remained in escrow and amounts are classified in the consolidated balance sheet as “Escrow Proceeds Receivable”.

As result of the sale, the Company recognized a gain from the sale totaling $1,173,951 during the six months ended June 30, 2007. Such amounts have been reported in the consolidated statement of operations under the caption of “Gain from Sale of Discontinued Operations”.

The following is a condensed balance sheet of CBC as of June 30, 2007:

Current assets	$31,354
Total assets	31,354

Current liabilities	52,382
Total liabilities	52,382
Total stockholders' deficit	(21,028)
Total liabilities and stockholders' deficit	$31,354

The following are condensed statements of operations for the discontinued operations of CBC for the three months and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Revenues	$-	$1,594,995	$801,579	$2,612,021
Net income (loss) from discontinued operations	$(1,822)	$149,463	$(29,899)	$(59,938)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This quarterly report on Form 10-QSB of Oxford Media, Inc. for the three months ended June 30, 2007 contains forward-looking statements, principally in this Section. Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements which apply only as of the date of this annual report. These forward-looking statements are within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

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

This information should be read in conjunction with our unaudited consolidated condensed financial statements and the notes thereto included in this Quarterly Report and our audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-KSB for our year ended December 31, 2006.

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

We plan to continue to grow our business through the growth of our customer base and sales of our VOD systems using the benefits that come from our technology to save costs and to increase our revenues produced. Specifically, this will result in increases in the number of hotels using our products and services, as well as increasing revenue produced per room.

We are continuing to focus on the hospitality service business over the coming year. Our strategy includes two major growth drivers; adding hotel properties and generating more revenue per room. We are well positioned for this growth starting with our base of over 2,400 hotel properties that we deliver our VOD and/or HSIA services. Our important differentiation in the marketplace is a combination of our lower price points for the technology that enables the delivery of our VOD content well as our ability to deliver superior customer support services.

There are external factors which will help with our growth as well. In the near term, the biggest driver we see is the move to high definition (HD) content. During 2008, we expect to introduce our next generation product which will be scalable to properties with rooms ranging from 70 to well over 1000. Our technology makes it viable for hotels to deploy HD at their own pace, allowing upgrades to occur over time without compromise to their delivery of standard definition content. We believe we are the first company to take this approach and it should give us a real competitive advantage in the marketplace. Our ability to enable a reasoned and economic upgrade path for our client hotels is a further reflection of our commitment to attend to the needs of our hotel customers. With the merger of our two largest competitors in the market it opens up opportunities as we are now positioned to be the competitive alternative to the largest provider in the industry and we are getting involved in proposals with larger hotel chains and higher-end properties than we have in years past. These properties also yield higher revenue per room rates than our current installed base.

Our sales strategy is to leverage our in-house sales team to up-sell our current installed base and find deals on a direct basis while also working an authorized dealer channel that delivers non competitive technologies to a similar market demographic. Our hybrid model focuses direct efforts on management companies and brands, and leveraging the dealer channel where appropriate to capitalize on their relationships, marketing and ability to cover geographies where we do not have a direct presence. This sales strategy provides us greater exposure to new potential customers.

Another significant opportunity in the short-term is gaining more revenue per room from our installed base. This will be achieved by (1) upgrading technology, (2) providing more compelling content and (3) introducing opportunities for advertising revenue.

The greater storage capacity of digital systems allows us to offer a broader selection of content that's appealing to a wider audience of hotel guests which is expected drive additional revenue per room.

The other new source of revenue the Company expects to have is advertising. The Company plans to add a TV guide channel on the system with space available for advertising which would be shared between the hotel property and us.

We will face some significant challenges as we attempt to execute on our business plan over the coming months.  Currently, we are engaged in an effort to upgrade approximately 1,500 hotel properties from our VHS-based analog systems to our full digital service.  In our experience, hotel properties featuring our digital system generate more revenue per-room, per-month than those featuring our older, analog system.  Our ability to continue to operate while meeting our anticipated expenses will depend in part on our being able to convert a sufficient number of properties to our digital system on a month-by-month basis.  We estimate that we will need to convert a minimum of approximately 20 properties per month to our digital system in order to experience the required revenue growth in this area of our business.  In addition, our ability to meet our operating expenses will depend in part on establishing and expanding a significant flow of advertising revenues over the coming months.   If we are unable to execute our planned technology upgrades in a timely fashion, and/or if we are unable to significantly expand our revenues through the sale of advertising, we may need additional capital to continue our operations and our business may fail.

Recent Developments

On July 16, 2007, we entered into a transaction whereby the holders of certain debt and preferred stock securities (individually or collectively “Holder”) cancelled and exchanged their principal and accrued interest on outstanding debt and the face amount and accrued dividends on preferred stock into shares of Series C convertible preferred stock (Series C Preferred”). Under this transaction (“Exchange Transaction”), the Holders converted the following securities:

▪
Senior Notes - outstanding principal and accrued interest of $11,897,608 and $532,357, respectively  were exchanged on a basis of one shares of Series C Preferred (for a total of 12,429.97 shares) for each $1,000 of amounts owed;

▪
SVI Notes - outstanding principal and accrued interest of $2,350,000 and $259,269, respectively were exchanged on a basis of 0.50 shares of Series C Preferred  (for a total of 1,304.63 shares) for each $1,000 of amounts owed;

▪
Series A Convertible Preferred Stock - outstanding stated value and accrued dividends of $4,000,000 and $134,040, respectively were exchanged on a basis of 0.25 shares of Series C Preferred  (for a total of 1,033.51 shares) for each $1,000 of amounts owed;

▪
Series B Convertible Preferred Stock - outstanding stated value and accrued dividends of $3,857,000 and $128,179, respectively were exchanged on a basis of 0.25 shares of Series C Preferred  (for a total of 996.30 shares) for each $1,000 of amounts owed; and

▪
Other Notes - outstanding principal and accrued interest of $447,000 and $66,161, respectively were exchanged on a basis of 0.125shares of Series C Preferred (for a total of 64.14 shares) for each $1,000 of amounts owed.

In addition, warrants to purchase common stock held by the Holders totaling 13,514,386 were cancelled.

In connection with the Exchange Transaction, we issued $4,210,526 face value, 12% senior secured promissory notes (“Senior Secured Notes”), due July 16, 2011. We received gross proceeds of $3,800,000 and converted $200,000 of secured promissory notes issued on June 29, 2007.  We also issued to the holders of the Senior Secured Notes 7,228.14 shares of Series C Preferred, which represented 30% of the fully-diluted shares on an as if, converted basis.

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

Revenue Recognition
We generate our revenues from the sale of products and services and recognize revenue when the following fundamental criteria are met:

▪	persuasive evidence that an arrangement exists;
▪	the products and services have been delivered;
▪	selling prices are fixed and determinable and not subject to refund or adjustment; and
▪	collection of amounts due is reasonably assured.

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

We derive revenues from the following sources:

Guest Pay Services
Revenues from in-room video-on-demand (“VOD”) are generated when a hotel guest purchases the content we provide upon the viewing of the content by the guest. The pricing of these transactions is established through individual contracts with each hotel. Refunds are reflected net of revenue recognized. We account for these revenue on a gross basis in accordance with EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”. We are responsible for the delivery of the content, possess royalty-based licenses with our content providers and bear the credit risk of collecting payment from the customer as we are ultimately responsible for the delivery of the content.

Free-to-Guest Services
Free-to-guest services include revenues generated from the sale of equipment (rack-mounted satellite receivers, one per channel) allowing a hotel to receive DirecTV programming for its guests. We record revenues from the sale of the receivers in the period in which such equipment is installed. The hotelier contracts directly with DirecTV for the related programming services. We receive commissions from DirecTV related to such programming services and recognize revenue in the period in which such commission payments are received.

High-Speed Internet Access (HSIA)
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

Sales of VOD Systems
In addition to providing VOD content, we sell VOD systems to the hospitality industry through our sales force and network of dealers. At the time of sale, we generally require the hotelier to enter into a content agreement whereby training, customer support and loading of content is provided. Currently, due to the limited sales history of selling the systems, we have not obtained vendor specific objective evidence to segregate the VOD server, software, and related upgrades, and customer service elements. Accordingly, revenues from the sale of the VOD systems are recognized ratably over the period of the content agreement, which is generally five years. As additional VOD systems are sold, we will analyze our sales and content trends to determine whether vendor specific objective evidence on each element sold is independent of one another. If it is determined that elements are sold on a stand-alone basis, we may recognize the sale of the VOD system upon shipment.

The cost of the VOD system is being deferred and amortized to cost of sales over the respective service periods.

Accounting for Embedded Conversion Features and Warrants Issued with Preferred Stock and Debt Instruments
We accounted for embedded conversion features (ECF) and warrants issued with preferred stock and debt instruments in accordance with the guidance in paragraph 12 of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which requires the evaluation of an ECF from the respective instrument and separate accounting if the equity instrument(s) meet met certain criteria. The ECFs and warrants we issued with each of our Series A preferred stock, Series B preferred stock and $11.5 million in senior notes met all three criteria of paragraph 12 which requires bifurcation from the host instrument. These criteria include: (1) the conversion feature is not clearly and closely related to the host component, (2) the convertible instrument is not accounted for at fair value, and (3) the embedded conversion option meets the definition of a derivative in paragraph 6 of SFAS No. 133.

To assess whether or not the ECF would be classified as stockholders' equity if it were freestanding, management considered the guidance in EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock”. In assessing whether or not the conversion option would be classified as equity or a liability if it were freestanding, management determined whether or not the Series A convertible preferred stock is considered “conventional”. EITF 00-19 and EITF 05-2, “The Meaning of Conventional Convertible Debt Instruments in issue No. 00-19”, defines conventional convertible debt as debt whereby the holder will, at the issuer's option, receive a fixed amount of shares or the equivalent amount of cash as proceeds when he exercises the conversion option. We determined that our Series A convertible preferred stock was not “conventional”, and we considered all aspects of EITF 00-19, paragraphs 12-33.

The accounting treatment of derivative financial instruments requires that we record the ECF and warrants at their fair values as of each reporting date. Any change in fair value is recorded as non-operating, non-cash income or expense at each reporting date. The derivatives were valued using the Black-Scholes option pricing model.

Equity Instruments Issued with Registration Rights Agreement
We account for these penalties as contingent liabilities, applying the accounting guidance of SFAS No. 5, “Accounting for Contingencies”. This accounting is consistent with views established by the Emerging Issues Task Force (EITF) in its consensus set forth in EITF 05-04 (view C) and FASB Staff Positions FSP EITF 00-19-2 “Accounting for Registration Payment Arrangements”, which was issued December 21, 2006. Accordingly, we recognize the damages when it becomes probable that they will be incurred and amounts are reasonably estimable. We concluded at June 30, 2007 that the registration rights did not represent a liability under our existing registration rights agreement.  Additionally, in connection with the Exchange Transaction, the underlying securities and related agreements were cancelled and a new registration rights agreement was entered into under the terms of the Series C Preferred.

Results of Operation

Effective March 1, 2007, we sold certain assets and transferred certain liabilities related to our CBC business unit to an unrelated third party. The purchase price included aggregate cash payments to us of $457,219, the transfer $584,796 of accounts receivable to the buyer and the assumption of accounts payable by the buyer of $1,035,322, accrued liabilities of $100,332 and $45,000 of transaction costs paid by us.  In accordance with current accounting regulations, the financial information for the three and six months ended June 30, 2007 and 2006 are presented as discontinued operations.

Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

Service Revenues
Revenues generated from services consist primarily of video-on-demand (“VOD”) pay-per-view content, monthly service fees, free-to-guest residuals, high speed internet access (“HSIA”) call center and field support services.

Revenues for the second quarter of 2007 were $2,624,006 compared to $21,834 for the comparable period in 2006.  The increase resulted from the inclusion of revenues generated by SVI during the second quarter of 2007.  Revenues for the second quarter of 2006 exclude the amounts generated by SVI as the acquisition was consummated subsequent to June 30, 2006.

During the second quarter of 2007, we generated $2,173,864 from the sales of our VOD content representing monthly revenue per room (“RPR”) of $4.66.  For comparative purposes, during the first quarter of 2007, revenues from VOD content and our RPR was $2,211,811 and $4.69, respectively.

During the second quarter of 2007, we generated $231,469 and $218,673 of revenues from HSIA services other service revenues, respectively.

Product Revenues
Revenues generated from product sales consists of equipment sales of all our products, primarily eMod™ VOD, free-to-guest and high-speed internet access (“HSIA”) components.  We also recognized revenue from revenue previously deferred.  Revenues for the second quarter of 2007 were $222,943 compared to $46,043 for the comparable period in 2006. The increase resulted from the inclusion of revenues generated by SVI and revenues generated from the shipment and/or installation of our eMod systems.

Gross Profits from Services Revenues
VOD costs (exclusive of operating expenses and depreciation and amortization of the underlying equipment) includes movie license fees, the commission retained by the hotel and other related costs.

Gross profit for the second quarter of 2007 was $2,001,401 compared to a gross loss of $56,966 for the comparable period in 2006. Our gross margin for the second quarter of 2007 for VOD content was $1,553,701 or 71%.

Gross Profit from Product Revenues
Gross profit from product revenues for the second quarter of 2007 was $26,508 (or 12%) compared to a gross loss of $47,088 (or 102%) for the comparable period in 2006.

Selling, General and Administrative
Selling, general and administrative expenses for the second quarter of 2007 were $4,438,556 compared to $2,856,461 for the comparable period of 2006. The increase during the second quarter of 2007 resulted from the inclusion of expense for SVI during the second quarter of 2007.  The costs for the second quarter of 2006 exclude the amounts generated by SVI as the acquisition was consummated subsequent to June 30, 2006.

During the second quarter of 2007, we incurred approximately $383,000 of expenses relating to employee severance agreements and an investment banking agreement.  During the second quarter of 2007 and 2006, we incurred $50,000 and $590,000, respectively of non-cash stock-based compensation under employment contracts.

Interest Expense
Interest expense during the second quarter of 2007 includes amounts outstanding under our Senior Notes, SVI Acquisition and other outstanding notes and accretion of our Series A and Series B convertible preferred stock which was in default as of June 30, 2007.

For the second quarter of 2007, interest expense was $7,017,758 compared to $497,957 for the comparable period in 2006. Interest expense for the second quarter of 2007 includes $488,867 and $6,381,894, respectively, of interest on our outstanding debt and non-cash interest expense relating to our Series A and Series B convertible preferred stock at June 30, 2007.

Amortization of Intangible Assets
Amortization of intangible includes software technology, customer relationships and a trade name from business combinations we completed.

For the second quarter of 2007 and 2006, amortization expense related to our intangible assets was $218,782 and $175,682, respectively.  The increase in 2007 resulted from the inclusion of amounts related to our acquisition of SVI.

Other Income
Other income for the second quarter of 2007 was $15 as compared to $1,195 for the comparable period in 2006.

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

We recognized a gain on the fair value of our derivative liabilities of $2,464,420 during the second quarter of 2007 as compared to a loss of $684,730 for the comparable period in 2006.

The gain during the second quarter of 2007 resulted from (1) the decrease in our stock price from March 31, 2007 to June 30, 2007, (2) the exercise of the warrants underlying our debt instruments and (3) the issuance of additional warrants that were determined to be derivative instruments.

Preferred Stock Dividends
Preferred stock dividends consist of dividends on our Series A and Series B convertible preferred stock.

During the second quarter of 2007 and 2006, dividends totaled $159,183 and $80,000, respectively. The increase in dividends in 2007 resulted from inclusion of amounts due under our Series B convertible preferred stock which was issued August 3, 2006 through the conversion of previously issued and outstanding common stock.

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

Service Revenues
Revenues generated from services consist primarily of video-on-demand (“VOD”) pay-per-view content, monthly service fees, free-to-guest residuals, high speed internet access (“HSIA”) call center and field support services.

Revenues for the first half of 2007 were $5,340,418 compared to $21,834 for the comparable period in 2006.  The increase resulted from the inclusion of revenues generated by SVI during the first half of 2007.  Revenues for the first half of 2006 exclude the amounts generated by SVI as the acquisition was consummated subsequent to June 30, 2006.

During the first half of 2007, we generated $4,385,675 from the sales of our VOD content representing monthly revenue per room of $4.68.

During the first half of 2007, we generated $490,300 and $464,443 of revenues from HSIA services other service revenues, respectively.

Product Revenues
Revenues for the first half of 2007 were $804,161 compared to $79,002 for the comparable period in 2006. The increase resulted from the inclusion of revenues generated by SVI and revenues generated from the shipment and/or installation of our eMod systems.

Gross Profits from Services Revenues
Gross profit for the first half of 2007 was $4,103,230 compared to a gross loss of $56,966 for the comparable period in 2006. Our gross margin for the first half of 2007 for VOD content was $3,155,479 or 72%.

Gross Profit from Product Revenues
Gross profit from product revenues for the first half of 2007 was $296,874 or 37% compared to a gross loss of $47,653 or (60%) for the comparable period in 2006.

Selling, General and Administrative
Selling, general and administrative expenses for the first half of 2007 were $8,711,690 compared to $6,558,227 for the comparable period of 2006. The increase during the first half of 2007 resulted from the inclusion of expense for SVI during the 2007 period.  The costs for the 2006 period exclude the amounts generated by SVI as the acquisition was consummated subsequent to June 30, 2006.

During the first half of 2007, we incurred approximately $383,000 of expenses relating to employee severance agreements and an investment banking agreement.  During the first half of 2007 and 2006, we incurred $113,125 and $3,431,625 of non-cash stock-based compensation under employment contracts, respectively.

Interest Expense
Interest expense during the first half of 2007 includes amounts outstanding under our Senior Notes, SVI Acquisition and other outstanding notes and accretion of our Series A and Series B convertible preferred stock which was in default as of June 30, 2007.

For the first half of 2007, interest expense was $8,165,419 compared to $929,937 for the comparable period in 2006. Included in interest expense for the 2007 period is $1,052,401 and $6,381,894, respectively, of interest on our outstanding debt and non-cash interest expense relating to our Series A and Series B convertible preferred stock at June 30, 2007.

Amortization of Intangible Assets
Amortization of intangible includes software technology, customer relationships and a trade name from business combinations we completed.

For the first half of 2007 and 2006, amortization expense related to our intangible assets was $437,652 and $351,364, respectively.  The increase in 2007 resulted from the inclusion of amounts related to our acquisition of SVI.

Other Income
Other income for the first half of 2007 was $78 compared to $1,392 for the comparable period in 2006.

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

We recognized a gain on the fair value of our derivative liabilities was $8,903,849 for the first half of 2007 as compared to a loss of $2,579,755 for the comparable period in 2006.

The gain during the first half of 2007 resulted from (1) the decrease in our stock price from December 31, 2006 to June 30, 2007, (2) the exercise of the warrants underlying our debt instruments and (3) the issuance of additional warrants that were determined to be derivative instruments.

Preferred Stock Dividends
Preferred stock dividends consist of dividends on our Series A and Series B convertible preferred stock.

During the first half of 2007 and 2006, dividends totaled $316,323 and $160,000, respectively. The increase in dividends in 2007 resulted from inclusion of amounts due under our Series B convertible preferred stock which was issued August 3, 2006 through the conversion of previously issued and outstanding common stock.

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

At June 30, 2007, our cash balance was $14,459 and we had negative working capital of $3,233,067. Current liabilities at that date consisted primarily of accounts payable, accrued expenses, deferred revenue and the current portion of our long-term debt. As of June 30, 2007, we had $14,694,608 in debt obligations outstanding of which we were in default of the terms of such agreements for non-payment of accrued interest by the due date.

On June 29, 2007, we issued two promissory notes (“Promissory Notes”) for aggregate cash proceeds of $200,000.  The Promissory notes while outstanding had a stated interest rate of 12% per annum. The Promissory Notes had a maturity date of the earlier of (i) written demand by the holders of the notes; or, (ii) December 31, 2007, unless due earlier in accordance with the terms of the Notes. On July 16, 2007, the outstanding principal balance of $200,000 was converted into Senior Secured Debt.

On July 16, 2007, we entered into a transaction whereby the holders of $15,552,394 in outstanding debt and accrued interest and holders of $8,119,219 of preferred stock and accrued dividends cancelled and exchanged amounts owed into shares of Series C convertible preferred stock (Series C Preferred”).  On July 16, 2007, we also issued $4,210,526 face value, 12% senior secured promissory notes (“Senior Secured Notes”), due July 16, 2011. We received gross proceeds of $3,800,000 and converted $200,000 of secured promissory notes issued on June 29, 2007.

The holders of the Senior Secured Notes have a first priority lien on all of the Company's assets and are guaranteed by each of its subsidiaries. The Senior Secured Notes require the Company to repay the principal amounts in equal installments at a rate of 12% per quarter beginning September 30, 2009. Interest is payable based on a 360-day year at the stated rate every three months beginning October 1, 2007. In the event the Company is in default of the Senior Secured Notes, the default interest rate is 18% per annum, until such default has been cured.

We anticipate our current cash reserves including the funds received from the Senior Secured Notes in July 2007, plus its expected generation of cash from existing operations, anticipated capital expenditures and working capital will be sufficient to fund its anticipated operations to the middle of the first quarter of 2008. We will need to seek to obtain additional debt and/or equity financing sooner if we experience downturns or cyclical fluctuations in its business that are unforeseen, more severe or longer than anticipated, if it fails to achieve anticipated revenue targets, if we experience significant increases in the cost of content, or declines in the selling prices of our content.  Consequently, we will need to raise additional debt and/or equity capital in order to finance our business plan and needs for working capital. There is no assurance that the proceeds from future financings will be sufficient to obtain profitable operations.  Such financing(s), if available may increase our risk of not being able to service our debt obligations, and/or cause dilution to existing equity holders.

Operating Activities
Cash used in operating activities was $827,229 for the six months of 2007 compared to cash used of $3,388,500 for the same period in 2006. Operating cash flows for the six months of 2007 reflect our net loss of $2,866,678 which includes non-cash amounts, non-cash expenses and changes in working capital. During the first half of 2007, we experienced significant increases in our accounts payable and accrued expenses due to our liquidity constraints during this period.  Included in our net loss for the first six months of 2007 are non-cash income items relating to the net change in the fair value of our derivative liabilities and the gain on the sale of our CBC business unit, partially offset by non-cash expenses (depreciation, amortization of intangible assets, stock-based compensation and interest) with a net, non-cash effect to our net loss of $(1,372,926).

Operating cash flows for the first six months of 2006 reflect operating losses of $10,582,448, partially offset by non-cash expenses of $7,409,863 including $3,431,625 of stock-based compensation, $2,579,755 for the change in the fair value of derivative liabilities and $811,666 of amortization of debt issuance costs.

Investing Activities
Cash used in investing activities was $428,919 for the first six months of fiscal 2007 compared to $315,911 for the comparable period of 2006. During the first quarter of fiscal 2007, our capital expenditures were primarily comprised of purchases of video-on demand equipment provided to our customers.

Financing Activities
Cash generated by financing activities was $981,408 for the first six months of 2007 compared to $3,663,605 for the comparable period of 2006.  During 2007, we received $830,000 from the exercise of common stock warrants and issued $200,000 of promissory notes.

Off Balance Sheet Arrangements

We have no known off balance sheet arrangements.

Item 3.	Controls and Procedures

We have reviewed the effectiveness of the design and operation of our disclosure controls and procedures and our internal controls over financial reporting during the year ended December 31, 2006 that have materially affected or are reasonably likely to materially affect such controls. Our certifying officers have disclosed, based on our most recent evaluation of the internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions) all significant material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Interim Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

We have been and are currently in process of remediation of the observations by McKennon Wilson & Morgan LLP. We recently completed the integration of the accounting functions and responsibilities incurred from the merger of nine companies within the last two years, including the reverse merger into a public company. Through the acquisition of SVI Hotel Corporation, we obtained an accounting department. In February 2007, we retained Brian Weiss, a principle with BSW & Associates, as our Interim Chief Financial Officer. Mr. Weiss has the requisite financial and accounting background to assist us with addressing our material weaknesses. He is working with our staff to address and remediate our deficiencies. During the second quarter of 2007, we successfully centralized our accounting function to our Peoria facility, utilizing our SVI accounting personnel.  We are continuing to implement additional policies, procedures, and controls to address the remaining outstanding issues.

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

The following is a list of equity securities that we issued since June 30, 2007 that were not registered under the Securities Act.

1. On June 16, 2007, we issued 6,300,000 shares of our common stock to David L. Parker, at the time one of our senior lenders and the Vice Chairman of our Board of Directors, as payment under a settlement entered into with Mr. Parker under which, among other things, Mr. Parker resigned from our Board of Directors and agreed to waive all right and claims under his employment agreement. This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

2. On June 17, 2007, we issued 6,407.0373 shares of our Series C Preferred Stock to Palisades Master Fund, LP in exchange for its conversion of (i) our senior non-convertible promissory note in the total amount of $5,373,527; and, (ii) our Series A Preferred Stock with a stated value of $4,134,040. This issuance was exempt from registration under Section 3(a)(9) of the Securities Act of 1933.

3. On June 17, 2007, we issued 3,093.2811 shares of our Series C Preferred Stock to Midsummer Investment, Ltd. in exchange for its conversion of (i) our senior non-convertible promissory note in the total amount of $2,096,986; and, (ii) our Series B Preferred Stock with a stated value of $3,985,179. This issuance was exempt from registration under Section 3(a)(9) of the Securities Act of 1933.

4. On June 17, 2007, we issued 2,652.7661 shares of our Series C Preferred Stock to Longview Fund, L.P. in exchange for its conversion of  our senior non-convertible promissory note in the total amount of $2,652,766. This issuance was exempt from registration under Section 3(a)(9) of the Securities Act of 1933.

5. On June 17, 2007, we issued 1,048.493 shares of our Series C Preferred Stock to Camofi Master LDC in exchange for its conversion of our senior non-convertible promissory note in the total amount of $1,048,493. This issuance was exempt from registration under Section 3(a)(9) of the Securities Act of 1933.

6. On June 17, 2007, we issued 524.2466 shares of our Series C Preferred Stock to Crescent International, Ltd. in exchange for its conversion of our senior non-convertible promissory note in the total amount of $524,247. This issuance was exempt from registration under Section 3(a)(9) of the Securities Act of 1933.

7. On June 17, 2007, we issued 524.2466 shares of our Series C Preferred Stock to Plus Four Private Equities, L.P.  in exchange for its conversion of our senior non-convertible promissory note in the total amount of $524,247. This issuance was exempt from registration under Section 3(a)(9) of the Securities Act of 1933.

8. On June 17, 2007, we issued 104.8493 shares of our Series C Preferred Stock to Lewis Jaffe, our Chief Executive Officer and a member of our Board of Directors, in exchange for his conversion of our senior non-convertible promissory note in the total amount of $104,849. This issuance was exempt from registration under Section 3(a)(9) of the Securities Act of 1933.

9. On June 17, 2007, we issued 104.8493 shares of our Series C Preferred Stock to David L. Parker, who resigned as an officer and as a member of our Board of Directors on June 16, 2007, in exchange for his conversion of our senior non-convertible promissory note in the total amount of $104,849. This issuance was exempt from registration under Section 3(a)(9) of the Securities Act of 1933.

10. On June 17, 2007, we issued 639.271 shares of our Series C Preferred Stock to The Marital Trust Under The Richard L. Owens Trust Dated November 24, 1992 in exchange for its conversion of our convertible subordinated promissory note in the total amount of $1,278,542. This issuance was exempt from registration under Section 3(a)(9) of the Securities Act of 1933.

11. On June 17, 2007, we issued 639.271 shares of our Series C Preferred Stock to Marsha S. Glazer in exchange for her conversion of our convertible subordinated promissory note in the total amount of $1,278,542. This issuance was exempt from registration under Section 3(a)(9) of the Securities Act of 1933.

12. On June 17, 2007, we issued 26.092 shares of our Series C Preferred Stock to Andrew Rubenstein in exchange for her conversion of our convertible subordinated promissory note in the total amount of $52,185. This issuance was exempt from registration under Section 3(a)(9) of the Securities Act of 1933.

13. On June 17, 2007, we issued 37.229 shares of our Series C Preferred Stock to Lewis Jaffe, our Chief Executive Officer and a member of our Board of Directors, as the legal and lawful assignee of our subordinated non-convertible promissory note in the total amount of $54,406 held by Nicholas Yocca, a former member of our Board of Directors, in exchange for his conversion of that subordinated non-convertible promissory note. This issuance was exempt from registration under Section 3(a)(9) of the Securities Act of 1933.

14. On June 17, 2007, we issued 6.8 shares of our Series C Preferred Stock to The Marital Trust Under The Richard L. Owens Trust Dated November 24, 1992 in exchange for its conversion of our subordinated non-convertible promissory note in the total amount of $54,406. This issuance was exempt from registration under Section 3(a)(9) of the Securities Act of 1933.

15. On June 17, 2007, we issued 6.8 shares of our Series C Preferred Stock to Marsha S. Glazer in exchange for her conversion of our subordinated non-convertible promissory note in the total amount of $54,406. This issuance was exempt from registration under Section 3(a)(9) of the Securities Act of 1933.

16. On June 17, 2007, we issued 6.518 shares of our Series C Preferred Stock to Edward Kelly in exchange for his conversion of our subordinated non-convertible promissory note in the total amount of $52,144. This issuance was exempt from registration under Section 3(a)(9) of the Securities Act of 1933.

17. On June 17, 2007, we issued 6.518 shares of our Series C Preferred Stock to Paul & Kathleen Kelly in exchange for their conversion of our subordinated non-convertible promissory note in the total amount of $52,144. This issuance was exempt from registration under Section 3(a)(9) of the Securities Act of 1933.

18. On June 17, 2007, we issued 0.277 shares of our Series C Preferred Stock to Andrew Rubenstein in exchange for his conversion of our subordinated non-convertible promissory note in the total amount of $2,221. This issuance was exempt from registration under Section 3(a)(9) of the Securities Act of 1933.

19. On June 17, 2007 we issued 4,963.86 shares of our Series C Preferred Stock to Cantone Office Center, LLC in connection with and as additional consideration for its purchase of $2,894,736.84 face amount of our Senior Secured Debentures. This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

20. On June 17, 2007 we issued 902.52 shares of our Series C Preferred Stock to Palisades Master Fund, LP in connection with and as additional consideration for its purchase of $526,315.79 face amount of our Senior Secured Debentures. This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

21. On June 17, 2007 we issued 902.52 shares of our Series C Preferred Stock to Midsummer Investment, Ltd. in connection with and as additional consideration for its purchase of $526,315.79 face amount of our Senior Secured Debentures. This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

22. On June 17, 2007 we issued 451.26 shares of our Series C Preferred Stock to Crescent International, Ltd. in connection with and as additional consideration for its purchase of $263,157.89 face amount of our Senior Secured Debentures. This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

Item 3.	Defaults upon Senior Securities

As of the close of the reporting period the Company was in default of the following notes: (i) all Senior Notes as the Company failed to make the required interest payments due in June, 2007; (ii) all SVI Notes as the Company failed to make any interest payments due on the SVI Notes; (iii) four promissory notes in the total principal amount of $100,000 issued in favor of the holders of the SVI Notes (the “Additional SVI Notes”) as the Company failed to pay these notes by their due date in January, 2007; and, (iv) other notes totaling $347,000 were due and payable prior to June, 2007 (the “Other Notes”). Each of these notes was in default at June 30, 2007.

As of the close of the reporting period the Company had not received any notice of default under the Senior Notes. Since the end of the reporting period no notice of default has been received by the Company from any of the holders of the Senior Notes.  After the close of the Reporting Period all underlying debt with regard to the Senior Notes was exchanged for Series C Preferred Stock as part of the Exchange Transaction.

As of the close of the reporting period the Company had received notice of default under the SVI Notes and under the Additional SVI Notes. Since the end of the reporting period no notice of default has been received by the Company from any of the holders of the SVI Notes or the Additional SVI Notes. After the close of the Reporting Period all underlying debt with regard to the SVI Notes and the Additional SVI Notes was exchanged for Series C Preferred Stock as part of the Exchange Transaction.

As of the close of the reporting period the Company had not received notice of default under any of the Other Notes. Since the end of the reporting period no notice of default has been received by the Company from any of the holders of the Other Notes. After the close of the Reporting Period all underlying debt with regard to the Other Notes was exchanged for Series C Preferred Stock as part of the Exchange Transaction.

As of the close of the reporting period the Company was aware that it had certain registration requirements with regard to its common stock underlying its shares of Series A and Series B Preferred Stock. The Company believes it is not in default of any of those provisions. At the end of the reporting period, and since the end of the reporting period, the Company had not received any notice of default in regard to its registration obligations related to its Series A and Series B Preferred Stock.  The underlying securities and related obligations were cancelled as part of the Exchange Transaction.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended June 30, 2007.

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

Oxford Media, Inc.

Date:	August 14, 2007

By:	/s/ Lewis Jaffe
Lewis Jaffe
Title:	Chief Executive Officer and Director