Form 10QSB
period 2007-09-30
SVI Media, Inc.
filed 2007-11-19
CIK 1285206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________  to __________

Commission File Number:000-51125

SVI Media, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	20-3270909
(State or other jurisdiction of incorporation organization)	(IRS Employer Identification No.)

1520 W. Altorfer Drive, Peoria, IL 61615
(Address of principal executive offices)

309-272-5000
(Issuer's telephone number)

Oxford Media, Inc., One Technology Drive Building H, Irvine, CA 92618
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [  ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

As of November 19, 2007, 1,604,952 shares of the registrant’s common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SVI MEDIA, INC.
(formerly Oxford Media, Inc.)
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

September 30, 2007
Assets
Current assets:
Cash	$1,147,505
Escrow proceeds receivable	28,393
Accounts receivable, net	477,388
Inventories	578,910
Deferred cost of sales	181,064
Other current assets	164,134
Total current assets	2,577,394

Property and equipment, net	4,013,989
Deferred cost of sales	537,810
Intangible assets, net	3,541,760
Other	186,000
Total assets	$10,856,953

Liabilities and Stockholders' Deficit
Current liabilities:
Current portion of notes payable	$20,605
Accounts payable	1,243,767
Accrued expenses	2,260,238
Deferred revenue	413,444
Current portion of capital lease obligation	28,515
Liabilities of discontinued operations	52,382
Total current liabilities	4,018,951

Deferred revenue	668,696
Notes payable, net of current portion	1,342,038
Capital lease obligation, net of current portion	2,376
Total liabilities	6,032,061

Commitments and contingencies	-

Preferred stock- $.001 par value; 1,000,000 shares authorized Issued and outstanding shares - 23,393	23,392,936

Stockholders' deficit:
Common stock - $0.001 par value; 200,000,000 shares authorized Issued and outstanding shares - 1,604,952	1,605
Additional paid-in capital	30,626,664
Accumulated deficit	(49,196,313)
Total stockholders' deficit	(18,568,044)
Total liabilities and stockholders' deficit	$10,856,953

See accompanying Notes to Consolidated Financial Statements.

SVI MEDIA, INC.
(formerly Oxford Media, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenue:
Services	$2,895,045	$3,186,155	$8,235,463	$3,207,989
Products	256,058	476,423	1,060,219	555,425
	3,151,103	3,662,578	9,295,682	3,763,414
Cost of sales:
Cost of services	799,230	853,771	2,036,418	932,571
Cost of products	250,524	294,604	757,811	421,259
	1,049,754	1,148,375	2,794,229	1,353,830
Gross profit	2,101,349	2,514,203	6,501,453	2,409,584

Operating expenses:
Selling, general and administrative	3,868,765	4,899,539	12,580,455	11,457,766
Restructuring	334,651	-	334,651	-
Impairment of goodwill	2,668,378	-	2,668,378	-
Amortization of intangibles	218,782	229,771	656,434	581,135
Operating loss	(4,989,227)	(2,615,107)	(9,738,465)	(9,629,317)

Other income (expense):
Interest income	20,803	7,566	20,881	8,958
Interest expense	(621,613)	(3,298,541)	(8,787,032)	(4,228,478)
Extinguishment of debt, preferred stock and creditor settlements	(981,015)	(1,322,212)	(981,015)	(1,322,212)
Derivative liabilities	290,487	15,251	9,194,336	(2,564,504)

Income (loss) before discontinued operations	(6,280,565)	(7,213,043)	(10,291,295)	(17,735,553)

Income (loss) from discontinued operations, net of tax	-	17,976	(29,899)	(41,962)
Gain (loss) from sale of discontinued operations, net of tax	-	-	1,173,951	-
	-	17,976	1,144,052	(41,962)
Income taxes	-	-	-	-

Net loss	(6,280,565)	(7,195,067)	(9,147,243)	(17,777,515)

Beneficial conversion feature on preferred stock	(4,195,372)	-	(4,195,372)	-
Preferred stock dividends	(383,392)	(128,855)	(699,715)	(288,855)

Net loss available to common stockholders	$(10,859,329)	$(7,323,922)	$(14,042,330)	$(18,066,370)

Basic and diluted net loss available to common stockholders:
Basic:
Income (loss) from continuing operations	$(4.06)	$(10.82)	$(7.78)	$(29.34)
Income (loss) from discontinuing operations	-	0.03	0.86	(0.07)
	$(4.06)	$(10.79)	$(6.92)	$(29.41)
Dilutive:
Income (loss) from continuing operations	$(4.06)	$(10.82)	(7.78)	$(29.34)
Income (loss) from discontinuing operations	-	0.03	0.86	(0.07)
	$(4.06)	$(10.79)	$(6.92)	$(29.41)

Weighted-average common shares outstanding - Basic	1,545,510	666,503	1,323,165	604,502
Weighted-average common shares outstanding - Diluted	1,545,510	666,503	1,323,165	604,502

See accompanying Notes to Consolidated Financial Statements.

SVI MEDIA, INC.
(formerly Oxford Media, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Nine Months Ended September 30,
	2007	2006
Cash Flows from Operating Activities:
Net loss	$(9,147,243)	$(17,777,515)
Adjustments to reconcile net loss to net cash from operating activities:
Gain on sale of discontinued operations	(1,173,951)	-
Depreciation	1,619,921	598,305
Amortization of intangible assets	655,719	581,135
Impairment of goodwill	2,668,378	-
Stock-based compensation	230,873	3,901,764
Change in fair value of derivative liabilities	(8,988,949)	2,564,504
Extinguishment of derivative liabilities	(205,387)	-
Extinguishment of debt, preferred stock and creditor settlements	981,015	1,322,212
Non-cash interest expense	7,112,488	-
Amortization of debt discounts, premiums and debt issue costs	388,731	909,841
Excess value of common shares issued for dividends	-	60,000
Stock issued for extensions of notes payable	-	2,609,522
Modication of warrant	-	204,331
Changes in operating assets and liabilities:
Escrow proceeds receivable	391,705	-
Accounts receivable	95,226	(398,272)
Inventory	(137,411)	181,067
Other current assets	38,306	(305,475)
Accounts payable	914,657	461,064
Accrued expenses	1,688,096	813,301
Deferred revenue	(259,035)	111,498
Deferred cost of sales	(170,528)	-
Net cash used in operating activities	(3,297,389)	(4,162,718)

Cash Flows from Investing Activities:
Purchases of property and equipment	(735,319)	(405,800)
Purchase of SVI Hotel Corporation	-	(6,390,000)
Proceeds from sales of property and equipment	55,840	-
Net cash used in investing activities	(679,479)	(6,795,800)

Cash Flows from Financing Activities:
Net proceeds from the issuance of notes payable	264,000	4,400,000
Proceeds from exercise of common stock warrants	830,000	20,000
Proceeds from the issuance of Senior Notes	3,800,000	6,950,000
Principal payments on notes payable	(31,997)	-
Payment of dividend	-	(128,855)
Net borrowings (payments) on wholesale financing line of credit	-	(171,710)
Principal payments on capital lease obligations	(26,829)	(5,268)
Net cash provided by financing activities	4,835,174	11,064,167

Net increase in cash and cash equivalents	858,306	105,649
Cash and cash equivalents at beginning of period	289,199	640,299
Cash and cash equivalents at end of period	$1,147,505	$745,948

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$105,906	$74,695

Supplemental Schedule of Noncash Investing and Financing Activities:
Acquisitions:
Fair value of notes payable	-	$2,782,000
Fair value of common stock and warrants issued	-	1,807,000

Common stock issued as debt issue costs	-	590,000
Warrant liability reclassified to paid in capital upon exercise	-	820,009
Conversion of accrued dividends into common stock	-	240,000
Exchange common shares for Series B Preferred Stock	-	2,476,921
Exchange of notes payable for Series B Preferred Stock	-	1,708,466

See accompanying Notes to Consolidated Financial Statements.

SVI MEDIA, INC.
(formerly Oxford Media, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(UNAUDITED)

1.	Business

At its annual shareholder meeting held August 27, 2007, the Company changed its name from Oxford Media, Inc. to SVI Media, Inc. (the “Company”). The Company provides services to the hospitality industry, including video-on-demand (“VOD”) systems, free-to-guest television (“FTG”) and high-speed internet access (“HSIA”).

Effective July 1, 2006, the Company purchased all of the outstanding shares of SVI; as a result, the Company has the following products and services available for the hospitality industry:

▪
Instant Entertainment which is an electronic VOD delivery system that allows a guest to start a movie on-demand and pay for that movie by utilizing a credit card swiper connected to the hotel room's telephone or by cash at the front desk of the hotel. In certain instances, the hotels earn commissions based on the property's net collected movie revenues, excluding any applicable taxes and fees, as stated in their individual contract.

▪
Super Video Cinema is a video player and tape-based system supplied to the hotel, which in-turn rents the equipment to their customers and remits gross proceeds, net of applicable taxes, fees and earned commissions, to the Company.

▪	DirecTV/DSS which includes digital programming using DirecTV content whereby the Company receives installation and hardware fees on a per channel cost basis and ongoing programming residuals.
▪
High-Speed Internet Access which includes providing all the hardware and software necessary to allow hotel guests to plug into a wireless (or wired) network using their laptop computers. The Company generates revenue by providing technical support services, monthly maintenance fees and equipment and installation sales.

The Company’s wholly-owned subsidiary Creative Business Solutions, Inc. (“CBC”) was sold in March 2007. Through CBC, the Company provided consulting services to information technology (“IT”) clients regarding IT networking and security. In addition, CBC provides IT training services to clients. The consulting and training services were provided primarily to government and industry clients in southern California. CBC also purchased, assembled, installed and sold IT networking hardware and related software and provided network maintenance services.

2.	Exchange Transaction and Issuance of Senior Secured Notes

Exchange Transaction
On July 16, 2007, the Company entered into a transaction whereby the holders of certain debt and preferred stock securities (individually or collectively “Holder”) cancelled and exchanged their principal and accrued interest on outstanding debt and the face amount and accrued dividends on preferred stock into shares of Series C convertible preferred stock (“Series C Preferred”). This transaction (“Exchange Transaction”) was contingent upon the issuance of the senior secured notes as described below titled “Issuance of Senior Secured Notes”.  The Holders converted the following securities:

•
Senior Notes - outstanding principal and accrued interest of $11,897,608 and $532,357, respectively were exchanged on a basis of one shares of Series C Preferred (for a total of 12,430 shares) for each $1,000 of amounts owed;

•
SVI Notes - outstanding principal and accrued interest of $2,350,000 and $259,269, respectively were exchanged on a basis of 0.50 shares of Series C Preferred (for a total of 1,304 shares) for each $1,000 of amounts owed.  In addition, the Company agreed to forgive approximately $118,381 of net amounts owed (accounts payable, net of accounts receivable) and provide additional service credits of $388,600 to a company related to the holders of the SVI Notes in connection with this exchange;

•
Series A Convertible Preferred Stock - outstanding stated value and accrued dividends of $4,000,000 and $134,040, respectively were exchanged on a basis of 0.25 shares of Series C Preferred  (for a total of 1,034 shares) for each $1,000 of amounts owed;

•
Series B Convertible Preferred Stock - outstanding stated value and accrued dividends of $3,857,000 and $128,179, respectively were exchanged on a basis of 0.25 shares of Series C Preferred (for a total of 996 shares) for each $1,000 of amounts owed; and

•
Other Notes - outstanding principal and accrued interest of $447,000 and $66,161, respectively were exchanged on a basis of 0.125 shares of Series C Preferred (for a total of 64 shares) for each $1,000 of amounts owed.

In addition, warrants to purchase common stock held by the Holders totaling 450,480 shares were cancelled.

Accounting for the Exchange Transaction
During the third quarter of 2007, the Company accounted for these extinguishments in accordance with Statement of Financial Accounting Standards No. 15 (“SFAS 15”), “Accounting by Debtors and Creditors for Troubled Debt Restructurings” due to the fact the holders of the debt and preferred stock instruments granted the Company concessions intended to alleviate its immediate liquidity constraints. The concessions the creditors granted to the Company enabled it to (a) effectuate their settlement through an exchange of equity instead of a use of cash and (b) consummate a sale of Senior Secured Notes (see below) that resulted in an infusion of cash that was needed to sustain operations for a period of time.

In accordance with the provisions of SFAS 15, the Company recorded a non-cash loss on the extinguishment of the Senior Notes, based on the difference between (a) the fair value of the Series C Preferred on an as if, converted to common stock basis using the closing stock price ($0.90 per share) on the date of the transaction and (b) the carrying value of the notes on the settlement date.  The Company also recorded non-cash gains on the extinguishment on the SVI Notes, Series A convertible preferred stock, Series B convertible preferred stock and Other Notes.  The aggregate non-cash loss on the above extinguishments was $6,395,679.  In addition, the Company incurred direct, cash-based transaction costs of $154,368, which was included in the calculation of the loss on extinguishment.

The Company also recorded non-cash gains resulting from the extinguishments of the derivative liabilities for the outstanding warrants on the Senior Notes of $290,487.

Issuance of Senior Secured Notes
In connection with the Exchange Transaction, the Company issued $4,210,526 face value, 12% senior secured promissory notes (“Senior Secured Notes”), due July 16, 2011. The Company received gross proceeds of $3,800,000 and converted $200,000 of secured promissory notes issued on June 29, 2007.  Of the total proceeds received, approximately 69% was from a third party that did not have a previous debt or significant equity interest in the Company.  The Company also issued to the holders of the Senior Secured Notes 7,228 shares of Series C Preferred, which represented 30% of the fully-diluted shares of the Company on an as if, converted basis on the date of issuance.

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

The Company is using the proceeds to fund its ongoing operations, allowing for its future growth in the VOD business, further expansion of other business initiatives and servicing of its debt obligations.

The Company accounted for the preferred stock issued with the Senior Secured Notes in accordance with Accounting Principles Board Opinion No. 14 (“APB 14”),“Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”.  The proceeds from the issuance of the debt and underlying Series C Preferred were allocated based on their relative fair value and recorded as a debt discount and a beneficial conversion feature respectively. The debt discount was $3,123,223 and is being amortized over the term of the related debt. The beneficial conversion feature on the Series C Preferred of $4,195,372 was immediately amortized over the earliest conversion date to which the Series C Preferred can be converted into common stock which was the date of issuance.

3.	Basis of Presentation and Significant Accounting Policies

Management’s Plan of Operation and Going Concern Consideration
The Company has incurred losses from operations and negative cash flows from operating activities since inception, and as of September 30, 2007, had a working capital deficiency of $1,441,557 and $4,210,526 of Senior Secured Notes outstanding.  In addition, during the three months ended September 30, 2007, the Company recorded an impairment on its goodwill associated with the acquisition of SVI of $2,668,378, see Note 4.

During the third quarter of 2007, management identified several cost reduction measures to reduce our operating expenses as a result of a review of our business plan and operations.  These measures will be fully implemented by December 2007.  Our total headcount is expected to be reduced from 200 employees to 153 employees by the end of 2007.  We have consolidated our operations, moving the remaining functions performed at the Irvine, California facility to our Peoria, Illinois facility. In connection with this consolidation, we subleased approximately 75% of the Irvine facility. In addition, we have identified and implemented other cost reduction measures, such as salary reductions for senior management and a number of other employees, strict oversight and reduction in discretionary travel, professional fees and other variable overhead expenses. We expect to realize annual savings in operating expenses of approximately $2,200,000 as a result of these actions.  We believe these reductions in operating costs will significantly reduce our monthly operating expenses and allow us to achieve profitability much sooner, assuming these actions do not adversely impact our customer service or customer relationships, of which we cannot be assured.

The Company anticipates its current cash reserves, including the funds received from the Senior Secured Notes in July 2007, will be sufficient to fund its anticipated operations into December 2007.  The Company is actively pursuing obtaining additional debt and equity financings.  There is no assurance that the proceeds from future financings will be sufficient to obtain profitable operations.  Such financings, if available, may increase the risk that the Company will be unable to service its debt obligations, cause dilution to existing equity holders, or both.  Unless additional financing is obtained, the Company may not be able to continue as a going concern.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that might result from the outcome of this uncertainty.

Basis of Presentation
The consolidated financial statements of SVI Media, Inc. are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 2006 as reported in the Form 10-KSB, have been omitted. The results of operations for the three and nine months ended September 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year. All accounts and intercompany transactions have been eliminated in consolidation. In the opinion of management, the consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's financial position, results of operations and cash flows. The results of operations for these interim periods are not necessarily indicative of results to be expected for the full year. These statements should be read in conjunction with the financial statements and related notes which are part of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

The Company has identified certain significant accounting policies that it considers particularly important to the portrayal of its results of operations and financial position which may require the application of a higher level of judgment by the Company's management and, as a result, are subject to an inherent level of uncertainty.

Discontinued Operations
During the fourth quarter of 2006, management with the requisite authority actively pursued and entered into discussions with third parties to sell its CBC business unit. Effective March 1, 2007, the Company closed the sale of substantially all of the assets and transferred certain liabilities to the buyers. These assets met the requirements of the Financial Accounting Standards Board (“FASB”) SFAS No. 144 (“SFAS 144”), “Accounting for Impairment or Disposal of Long-Lived Assets” as being held for sale. Operations and cash flows were eliminated as a result of the sale and the Company did not have any involvement in the operations after the sale. In accordance with SFAS 144, these results are presented on a historical basis as a separate line in the consolidated statements of operations and the consolidated balance sheet entitled “Assets/Liabilities Held for Sale”. All of the financial information in the notes to the consolidated financial statements reflects only the results of continuing operations of the Company.

Stock Split and Amendment to Shares Authorized
On July 26, 2007, the Board of Directors of the Company approved a one (1) for thirty (30) reverse stock split of the Company's common stock. The record date of the stock split was August 27, 2007. All common shares and per share information have been adjusted to give effect to the stock split for all periods presented, including all references throughout the financial statements and accompanying notes. In connection with this stock split, the Board of Directors approved an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of common stock to 200,000,000. The Board also approved amendments to the Certificates of Designations for the Company's Series C Preferred to adjust the conversion price of each such series of preferred stock to reflect the stock split.

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

The following is a summary of outstanding securities which have been excluded from the calculation of diluted net loss per share because the effect would have been anti-dilutive as of September 30:

	2007	2006

Common stock warrants	60,333	392,000
Convertible preferred stock – Series A	-	266,667
Convertible preferred stock – Series B	-	257,133
Convertible preferred stock – Series C	38,988,226	-
Convertible debt	-	127,604
Common stock options	610,667	10,667
	39,659,226	1,054,071

Costs Associated with Exit or Disposal Activities
As a result of the consolidation of our operations and sublease of a portion of the Irvine, California facility, the action qualified as an exit activity under SFAS No. 146 (“SFAS 146”), “Costs Associated with Exit or Disposal Activities.” As a result of the consolidation of the facilities, the Company recorded an exit cost of $334,651 during the three months ended September 30, 2007.  The related costs are included in the accompanying statement of operations under the caption “Restructuring”.  As of September 30, 2007, the Company has accrued $334,651 in its consolidated balance sheet.

We do not expect to incur any additional costs associated with the workforce reduction.

Pro Forma Financial Information
The following unaudited pro forma operating data gives effect to the acquisition of SVI which was acquired effective July 1, 2006, as if it had occurred on January 1, 2006 through September 30, 2006 and excludes the results of CBC due to its presentation as discontinued operations. Pro forma financial information is not necessarily indicative of the results of operations that may have occurred had the acquisition of SVI occurred at the beginning of 2006.

Revenues	$10,026,677
Net loss, before discontinued operations	(19,421,185)
Net loss applicable to common stockholders	(19,752,002)
Basic and diluted loss per common share, before discontinued operations	$(32.13)
Basic and diluted loss per common share, applicable to common stockholders	$(32.67)

4.	Goodwill

In accordance with SFAS 142 “Goodwill and Other Intangible Assets”, goodwill is not amortized, and is tested for impairment at the reporting unit level annually or when there are any indications of impairment. A reporting unit is an operating segment for which discrete financial information is available and is regularly reviewed by management. The Company has one reporting unit, SVI, which was acquired during the third quarter of 2006 which provides video-on-demand, HSIA services and the sales of VOD, HSIA and other equipment and services to which goodwill has been assigned.

SFAS 142 requires a two-step approach to test goodwill for impairment for each reporting unit. The first step tests for impairment by applying fair value-based tests (described below) to a reporting unit. The second step, if deemed necessary, measures the impairment by applying fair value-based tests to specific assets and liabilities within the reporting unit. Application of the goodwill impairment tests require judgment, including identification of reporting units, assignment of assets and liabilities to each reporting unit, assignment of goodwill to each reporting unit, and determination of the fair value of each reporting unit. The determination of fair value for a reporting unit could be materially affected by changes in these estimates and assumptions.  SVI conducted goodwill impairment testing as of September 30, 2007. As part of the first step, management considered three methodologies to determine the fair-value of this reporting unit.

1.
Discounted cash flow methodology, which requires significant judgment to estimate the future cash flows and to determine the appropriate discount rates, growth rates, trends for commodity prices and other assumptions.

2.	Orderly sale of assets process, which values the unit based on publicly-traded comparables using certain multiples of EBITDA.

3.
Market capitalization approach. Management does not believe this method provides an accurate representation of the fair value due to the significant number of shares of Series C convertible preferred stock that are not included in this measurement and the lack of trading volume in its stock.

The Company believes the asset sale valuation and discounted cash flow methods provide the most accurate representations of the fair value of its business. In determining the future cash flows management considered among other things, the current and projected demand for its VOD content, demand for its HSIA services, customer churn and future opportunities to grow its revenue base.  For the asset sale valuation, the Company analyzed recent merger and acquisition activity pertaining to installed customer base and the related metrics such as revenue per room and cash flows. As a result, the expected cash flows projected to be generated have been adversely impacted, resulting in the impairment of goodwill of $2,668,378 during the third quarter of 2007.

5.	Accrued Expenses

Accrued expenses consist of the following at September 30, 2007:

Wages and benefits	$594,039
Service credits	723,999
Lease obligations	334,651
Other	607,549
$2,260,238

As discussed in Note 2, during the third quarter of 2007, the Company converted accrued interest on its then outstanding debt securities and accrued dividends on its Series A and Series B convertible preferred stock into shares of Series C Preferred.

6.	Debt

Immediately prior to the Exchange Transaction, the Company's previously outstanding Senior Notes, SVI Acquisition Notes and Other Notes as described below were in default under the terms of their respective agreements.

Bridge Notes
On June 29, 2007, the Company issued two promissory notes (“Promissory Notes”) for aggregate cash proceeds of $200,000.  The Promissory Notes had a stated interest rate of 12% per annum. The Promissory Notes had a maturity date of the earlier of (i) written demand by the holders of the notes; or, (ii) December 31, 2007, unless due earlier in accordance with the terms of the Promissory Notes. On July 16, 2007, the outstanding principal balance of $200,000 was converted into an equal amount of Senior Secured Debt (see Note 2).

Senior Notes
Immediately prior to the Exchange Transaction, the Company had $11,897,608 face value, 12% senior secured promissory notes (18% default interest rate) (“Senior Notes”) outstanding which were in default due to non-payment of interest.

Immediately prior to the Exchange Transaction, the Company determined the fair value of the Senior Notes to be $10,911,398. The Company recorded the change in the fair value to interest expense $0 and $271,676 for the three and nine months ended September 30, 2007, respectively.

On February 28, 2007 and March 15, 2007, the Company issued 123,826 and 46,930 shares, respectively of restricted common stock in satisfaction of $557,215 of accrued interest on the Senior Notes.  The closing market price of the Company's common stock ranged from $5.40 to $8.70 per share while the agreed to conversion price was $4.50 per share. As a result, the Company recorded additional interest expense during the nine months of 2007 of approximately $520,068 for the difference between the closing market price and the conversion price at each issuance date.

SVI Acquisition Notes
On September 1, 2006, the Company issued $2,350,000 face value subordinated convertible notes to the selling shareholders of SVI (“SVI Notes”). While outstanding, the notes were convertible into shares of common stock at a conversion price of $52.50 per share. The notes had a stated interest rate equal to the prime rate plus 1.5% as announced, published or referenced by Citibank N.A and a default interest rate equal to the variable interest rate plus 5%.  Interest was payable at the end of each calendar quarter beginning September 30, 2006. Immediately prior to the Exchange Transaction, the notes were in default as the Company did not make the required interest payments. The Company determined the fair value of the subordinated convertible notes on the date of issuance to be $2,682,000 due to the conversion feature, which resulted in a premium on the notes.  As a result of the notes being in default, the Company accreted the premium on the notes of $228,711 to their face value during the three months ended June 30, 2007.

In addition, the Company issued $100,000 of promissory notes to these selling shareholders which were due on or before January 31, 2007. These notes were not repaid by their due date and were in default immediately prior to the Exchange Transaction.

Other Notes
Immediately prior to the Exchange Transaction, the Company had outstanding amount due under promissory note agreements totaling $347,000, which were in default.

7.	Derivative Liabilities

As discussed in Note 2, in connection with the Exchange Transaction, the securities underlying the derivative liabilities were cancelled, resulting in a gain on extinguishment of $290,487.

From January 1, 2007 to immediately prior to the cancellation of the underlying securities, the Company recognized gains due to the change in the fair value of our derivative liabilities of $9,194,336 for the nine months ended September 30, 2007. The gains resulted from (1) the decrease in the Company's stock price, (2) the exercise of the warrants underlying certain of the Company's debt instruments and (3) the issuance of additional warrants that were determined to be derivative instruments.

8.	Preferred Stock

On July 16, 2007, the outstanding principal and accrued dividends were exchanged and converted into shares of Series C Preferred (see Note 2).  Immediately prior to the Exchange Transaction, the Company's Series A and Series B convertible preferred stock (collectively “Preferred Stock”) were in default resulting from the non-payment of contractual dividend payments and were immediately redeemable by the respective holders.  The Preferred Stock, prior to being in default, was being carried at discounted amounts. As a result of the redemption provision, the Company accreted the Preferred Stock to its face value with a corresponding offset to non-cash interest expense of $6,381,894 during the three months ended June 30, 2007.

The Series C Preferred as described in Note 2 has been classified as “temporary equity” in accordance with Statement of Financial Accounting Standards No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, due to the existence of certain redemption provision which is outside the control of the Company.

The holders of the Series C Preferred have the following rights and preferences:

Dividends
The Holders are entitled to receive cumulative dividends at a rate of 7.0% per annum. Dividends are payable in shares of Series C Preferred, payable quarterly beginning October 1, 2007, and ending upon the earlier of four years from the date of issuance or the forced conversion date.

Conversion
Each share of Series C Preferred is convertible at the option of the holder at any time into common stock by dividing the face value per share of $1,000 by the conversion price ($0.60 or 1,666.67 shares of common stock), subject to adjustments for dividends. On the fourth anniversary of the date of issuance, each share of Series C Preferred outstanding will be automatically converted into common stock.

The Company may cause each holder to convert all or part of such holder's Series C Preferred upon the occurrence of (i) the VWAP for 22 consecutive trading days exceeding $1.50 per share and (ii) the volume for such 22 trading day period exceeding 1% percent of the then issued and outstanding shares of common stock..

In the event the Company issues additional shares of common stock at a price per share lower than the Series C Preferred conversion price, the Series C Preferred are entitled have their conversion price reduced to such amount.

Voting
The holders of Series C Preferred shares are entitled to the number of votes equal to the number of shares of common stock into which each preferred share is convertible at the time of such vote, notwithstanding any limitations on the actual number shares which may be issued upon conversion of the Series C Preferred Stock.

The holders of our Series C Convertible Preferred Stock collectively beneficially own securities with voting power equivalent to 38,988,226 common shares (or approximately 95% of the voting power of our capital stock).  Accordingly, the holders of our Series C Convertible Preferred Stock have a significant and overwhelming influence in determining the outcome of all corporate transactions or other matters.

Liquidation Preference
Each holder of the Series C Preferred is entitled to receive upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, amounts equal to the stated value per share, plus accrued and unpaid dividends and any other fees or liquidated damages owing upon before any payments to the holders of common stock.

Redemption
The Series C Preferred is redeemable for cash at a premium equal to the respective stated value plus accrued dividends upon the occurrence of certain contingent events that include registration effectiveness requirements pursuant to an executed registration rights agreement. As a result, the Company carries the Series C Preferred outside of stockholders' equity. In the event a redemption event becomes probable, the Company would be required to adjust the carrying value to redemption value.

In the event of default, the holder of the Series C Preferred may demand redemption based on (i) the greater of (A) 120% of the stated value and (B) the product of (a) the volume weighted-average price (“VWAP”) on the trading day immediately preceding the date of the default and (b) the stated value divided by the then set conversion price, (ii) all accrued but unpaid dividends, (iii) all liquidated damages and other amounts due in respect to the Series C Preferred. At the option of the holder, the determined redemption can be paid in cash or converted into common stock at a rate of 75% of the average of the 10 VWAP immediately prior to the date of election. As of the reporting date, the Company's management has determined that the likelihood of such redemption is not probable.

Registration Rights Agreement
The Company entered into a registration rights agreement with the holders of the Senior Secured Debt and the Series C Preferred whereby the Company is required to file an initial registration statement on Form SB-2 or Form S-3 with the Securities and Exchange Commission in order to register the resale of the maximum amount of common stock underlying the Series C Preferred under the Securities Act within sixty days of the Exchange Agreement (or September 14, 2007).  The registration statement must then be declared effective no later than 175 calendar days from date of issuance (or January 7, 2008), in the event of a full review by the Securities and Exchange Commission, or in the event of no review, 90 days from the initial filing date.

In the event that the Company fails to have the registration statement declared effective by the SEC by the dates described above, or fails to maintain on the registration statement the effectiveness of the registration statement thereafter, then the Company must pay the Holders an amount equal to 2% of the aggregate purchase price paid by each Holder, for each month the registration statement remains uncured.  Additionally, failure to have a registration statement declared effective would result in the Company being in default of the terms of the Senior Secured Notes and the Series C Preferred would be in default of this provision.  On September 14, 2007, the Company filed its initial registration statement which is currently under review by the Securities and Exchange Commission.  The Company has analyzed the potential liability under the registration rights agreement and has not accrued any liability in association with this agreement.

9.	Common Stock

Modification, Exercise and Issuance of Warrants
On February 28, 2007, the Company agreed to modify the exercise price of 383,333 common stock warrants from $15.00 to $3.00 per share to induce the holders to exercise their warrants. During the three and nine months ended September 30, 2007, the Company received $0 and $830,000, respectively, in proceeds from the exercise of an aggregate of 276,667 common stock warrants. At the time of exercise of the warrants, the underlying derivative liabilities were terminated, as such the fair value was reclassified to additional paid in capital totaling $2,095,929 through September 30, 2007.

On the date of each modification, the Company recorded a non-cash charge to gain on derivative liability, representing the difference between the fair value of the modified warrants immediately before and after the modification. The holders that elected to exercise their warrants were also issued additional warrants (“Replacement Warrants”) to purchase 276,667 shares of common stock at an exercise price of $15.00 per share.

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

Issuance of Common Stock for Accrued Dividends on Series A and Series B Convertible Preferred Stock
On February 28, 2007, the Company issued 28,701 shares of restricted common stock for payment of dividends on its Series A and Series B Preferred stock for amounts accrued through February 28, 2007 totaling $258,312, a conversion rate of $9.00. The closing stock price of the Company's common stock was $8.70 per share.

David Parker Settlement
On July 16 2007, the Company entered into a Settlement and Release Agreement with David L. Parker, a former employee and member of the Company's board of directors.  Mr. Parker agreed to terminate his employment agreement with the Company and waive all rights he might have to any further compensation or payment of any kind under an employment contract.  As part of the agreement, the Company issued 210,000 shares of common stock to Mr. Parker.  Mr. Parker also released the Company of $157,500 of accrued compensation.  In the third quarter of 2007, the Company recorded a non-cash charge to the statement of operations for the difference between the fair value of the common stock totaling $189,000 based on the closing stock price and the accrued compensation.  Mr. Parker was granted the same registration rights as provided to the holders of the Series C Preferred.

Stock Options Issued to Members of the Board of Directors
During August and September 2007, the Company granted an aggregate of 600,000 stock options to certain members of the Company’s board of directors. The options will vest in increments of twenty five percent (25%) per calendar quarter, with the first twenty-five percent (25%) accruing on the date of grant, with successive percentages accruing at the beginning of each calendar quarter commencing on January 1, 2008, and continuing each successive calendar quarter. The value of the stock options was determined using the Black-Scholes model with the following assumptions:

Estimated fair value of underlying common stock	$0.60
Exercise price	$0.001
Expected life (in years)	5.0
Risk-free interest rate	4.39%
Expected volatility	282.4%
Dividend yield	0%

For the three and nine months ended September 30 2007, the Company recorded stock compensation expense relating to these stock options totaling $59,998.

10.	Discontinued Operations

Effective March 1, 2007, the Company completed the sale of substantially all the assets and transferred certain liabilities of CBC to an unrelated third party. The Company chose to dispose of CBC as it was not within the parameters of the Company's core business. The purchase price included aggregate cash payments to the Company of $457,219, the transfer $584,796 of accounts receivable to the buyer and the assumption of accounts payable by the buyer of $1,035,322, accrued liabilities of $100,332 and $45,000 of transaction costs paid by the Company. As of September 30, 2007, $28,393 of the funds remained in escrow and amounts are classified in the consolidated balance sheet as “Escrow Proceeds Receivable”.

As result of the sale, the Company recognized a gain from the sale totaling $0 and $1,173,951 for the three and nine months ended September 30, 2007, respectively. Such amounts have been reported in the consolidated statement of operations under the caption of “Gain from Sale of Discontinued Operations”.

The following is a condensed balance sheet of CBC as of September 30, 2007:

Current assets	$31,354
Total assets	31,354

Current liabilities	52,382
Total liabilities	52,382
Total stockholders' deficit	(21,028)
Total liabilities and stockholders' deficit	$31,354

The following are condensed statements of operations for the discontinued operations of CBC for the three months and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Revenues	$-	$2,005,212	$801,579	$4,617,233
Net income (loss) from discontinued operations	$-	$17,976	$(29,899)	$(41,962)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This quarterly report on Form 10-QSB of SVI Media, Inc. for the nine months ended September 30, 2007, contains forward-looking statements, principally in this Section. Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,”“future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements which apply only as of the date of this annual report. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

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

Our technology platform has three major components; proprietary software, video server and in-room equipment. We provide content that is rented in the hotel room on demand. We also maintain relationships with a variety of major content providers including: Hollywood studios, independent movie producers, and numerous sources for music and music videos. We are also a reseller of DIRECTV®, selling the hardware and receiving monthly recurring revenue from its free-to-guest (FTG) television services. We also provide customer support services using our integrated call center located in Peoria, Illinois and field service organization located throughout the United States.

We plan to continue to grow our business through the growth of our customer base and sales of our VODs systems using the benefits that come from our technology to save costs and to increase our revenues produced.  Specifically, this will result in increases in the number of hotels using our products and services, as well as increasing revenue produced per room.

We are continuing to focus on the hospitality service business over the coming year. Our strategy includes two major growth drivers; adding hotel properties and generating more revenue per room. We believe we are positioned for this growth starting with our base of over 2,400 hotel properties to which we deliver our VOD and/or HSIA services. Our important differentiation in the marketplace is a combination of our lower price points for the technology that enables the delivery of our VOD content as well as our ability to deliver superior customer support services.  In the event our customer support and service levels decrease as a result of our headcount reductions, our future revenues may be adversely impacted.

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

The greater storage capacity of digital systems allows us to offer a broader selection of content that is appealing to a wider audience of hotel guests which is expected to drive additional revenue per room.

The other new source of revenue the Company expects to have is advertising. The Company plans to add a TV guide channel on the system with space available for advertising that would be shared between the hotel property and us.  In the event we are not able to obtain additional financing, we may not be able to execute on this initiative.

We will face some significant challenges as we attempt to execute on our business plan over the coming months. Currently, we are engaged in an effort to upgrade approximately 1,500 hotel properties from our VHS-based analog systems to our full digital server. In our experience, hotel properties featuring our digital system generate more revenue per-room, per-month than those featuring our older, tape-based analog system.  However, if we are unable to obtain sufficient capital to fund the upgrades we will not be able to upgrade these customers and in turn, will not be able to increase our revenue per room from VOD content.  We also run the risk of customer attrition. Our ability to continue to operate while meeting our anticipated expenses will depend in part on our being able to convert a sufficient number of properties to our digital system on a month-by-month basis.  We estimate that we will need to convert a minimum of approximately 20 properties per month to our digital system in order to experience the required revenue growth in this area of our business.  In addition, our ability to meet our operating expenses will depend in part on establishing and expanding a significant flow of advertising revenues over the coming months.   If we are unable to execute our planned technology upgrades in a timely fashion, and/or if we are unable to significantly expand our revenues through the sale of advertising, we may need additional capital to continue our operations and our business may fail.

Recent Developments

On July 16, 2007, we entered into a transaction whereby the holders of certain debt and preferred stock securities (individually or collectively “Holder”) cancelled and exchanged their principal and accrued interest on outstanding debt and the face amount and accrued dividends on preferred stock into shares of Series C convertible preferred stock (“Series C Preferred”). This transaction (“Exchange Transaction”) was contingent upon the issuance of the senior secured notes as described below titled “Issuance of Senior Secured Notes”.  The Holders converted the following securities:

•
Senior Notes - outstanding principal and accrued interest of $11,897,608 and $532,357, respectively were exchanged on a basis of one shares of Series C Preferred (for a total of 12,430 shares) for each $1,000 of amounts owed;

•
SVI Notes - outstanding principal and accrued interest of $2,350,000 and $259,269, respectively were exchanged on a basis of 0.50 shares of Series C Preferred (for a total of 1,304 shares) for each $1,000 of amounts owed;

•
Series A Convertible Preferred Stock - outstanding stated value and accrued dividends of $4,000,000 and $134,040, respectively were exchanged on a basis of 0.25 shares of Series C Preferred (for a total of 1,034 shares) for each $1,000 of amounts owed;

•
Series B Convertible Preferred Stock - outstanding stated value and accrued dividends of $3,857,000 and $128,179, respectively were exchanged on a basis of 0.25 shares of Series C Preferred (for a total of 996 shares) for each $1,000 of amounts owed; and

•
Other Notes - outstanding principal and accrued interest of $447,000 and $66,161, respectively were exchanged on a basis of 0.125 shares of Series C Preferred (for a total of 64 shares) for each $1,000 of amounts owed.

In addition, warrants to purchase common stock held by the Holders totaling 450,480 shares were cancelled.

In connection with the Exchange Transaction, we also issued $4,210,526 face value, 12% senior secured promissory notes (“Senior Secured Notes”), due July 16, 2011. We received gross proceeds of $3,800,000 and converted $200,000 of secured promissory notes issued on June 29, 2007.  We also issued to the holders of the Senior Secured Notes, 7,228 shares of Series C Preferred, which represented 30% of the fully-diluted shares of the Company on an as if, converted basis on the date of issuance.

Critical Accounting Policies

Estimates
Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. We review our estimates on an ongoing basis, including those related to sales allowances, the allowance for doubtful accounts, inventories and related reserves, long-lived assets, income taxes, litigation and stock-based compensation. We base our estimates on our historical experience, knowledge of current conditions and our beliefs of what could occur in the future considering available information. Actual results may differ from these estimates, and material effects on our operating results and financial position may result. We believe the following critical accounting policies involve our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

We principally generate our revenues from the following sources:

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

In instances whereby the hotel guest elects to purchase the VOD content utilizing the credit card swiper option, the transaction is processed through our third-party credit card processing firm and the funds are remitted directly to us. When the hotel guest elects to have the cost of the movie included as part of its hotel bill or pays the hotel in cash, the hotel is contractually obligated to remit such amounts to the Company. Under these terms, we establish the price charged to the hotel guest, select the content to provide, pay the suppliers for the content and bear the credit risk of collecting payment from the hotelier. Under these terms, we serve as the principal with the customer; and therefore, recognize revenue on a “gross” basis, in accordance with EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”.

Free-to-Guest
Free-to-guest revenues include revenues generated from the sale of equipment allowing a hotel to receive DirecTV programming for its guests. Revenue is recognized in the period in which the equipment is installed. The hotelier contracts directly with DirecTV for the related programming services. We receive a residual commission related to such programming services and recognize revenue in the period in which such commission payments are received.

High-Speed Internet Access
High-speed internet access revenue includes the sale and installation of equipment and is recognized upon installation. In addition, this equipment has stand-alone value to the customer. The software used within these systems is not proprietary to the Company and can be supplied by other vendors unrelated to us.

We also provide ongoing maintenance, service and call center support services to hotel properties that have high-speed internet access regardless of whether we provide the equipment or internet access. Monthly service fees are received from such hotel properties and are recognized ratably over the term of the service contract.

Sales of VOD Systems
In addition to providing VOD content, we sell VOD systems to the hospitality industry through our sales force and a network of dealers. At the time of sale, we generally require the hotelier to enter into a content agreement whereby we provide training, customer support and loading of content. Currently, due to the limited sales history of selling the systems, we have not obtained vendor specific objective evidence to segregate the VOD server, software, and related upgrades, and customer service elements. Accordingly, revenues from the sale of the VOD systems are recognized ratably over the period of the content agreement, which is generally five years. As additional VOD systems are sold, we will analyze its sales and content trends to determine whether vendor specific objective evidence on each element sold is independent of one another. If it is determined that elements are sold on a stand-alone basis, the Company may recognize the sale of the VOD system upon shipment. The cost of the VOD system is being deferred and amortized to cost of sales over the respective service periods.

Accounting for Embedded Conversion Features and Warrants Issued with Preferred Stock and Debt Instruments
We accounted for embedded conversion features (ECF) and warrants issued with preferred stock and debt instruments in accordance with the guidance in paragraph 12 of SFAS No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities”, which requires the evaluation of an ECF from the respective instrument and separate accounting if the equity instrument(s) meets certain criteria. The ECFs and warrants we issued with each of our Series A preferred stock, Series B preferred stock and $11.5 million in senior notes met all three criteria of paragraph 12 which requires bifurcation from the host instrument. These criteria include: (1) the conversion feature is not clearly and closely related to the host component, (2) the convertible instrument is not accounted for at fair value, and (3) the embedded conversion option meets the definition of a derivative in paragraph 6 of SFAS No. 133.

To assess whether or not the ECF would be classified as stockholders' equity if it were free standing, management considered the guidance in EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock”. In assessing whether or not the conversion option would be classified as equity or a liability if it were freestanding, management determined whether or not the Series A convertible preferred stock is considered “conventional”. EITF 00-19 and EITF 05-2, “The Meaning of Conventional Convertible Debt Instruments in issue No. 00-19”, defines conventional convertible debt as debt whereby the holder will, at the issuer's option, receive a fixed amount of shares or the equivalent amount of cash as proceeds when he exercises the conversion option. We determined that our Series A convertible preferred stock was not “conventional”, and we considered all aspects of EITF 00-19, paragraphs 12-33.

The accounting treatment of derivative financial instruments requires that we record the ECF and warrants at their fair values as of each reporting date. Any change in fair value is recorded as non-operating, non-cash income or expense at each reporting date. The derivatives were valued using the Black-Scholes option pricing model.

Equity Instruments Issued with Registration Rights Agreement
We account for these penalties as contingent liabilities, applying the accounting guidance of SFAS No. 5, “Accounting for Contingencies”. This accounting is consistent with views established by the Emerging Issues Task Force (EITF) in its consensus set forth in EITF 05-04 (view C) and FASB Staff Positions FSP EITF 00-19-2 “Accounting for Registration Payment Arrangements”, which was issued December 21, 2006. Accordingly, we recognize the damages when it becomes probable that they will be incurred and amounts are reasonably estimable. We concluded at September 30, 2007 that the registration rights did not represent a liability under our existing registration rights agreement.  Additionally, in connection with the Exchange Transaction, the underlying securities and related agreements were cancelled and a new registration rights agreement was entered into under the terms of the Series C Preferred.

Results of Operation

Effective March 1, 2007, we sold certain assets and transferred certain liabilities related to our CBC business unit to an unrelated third party. The purchase price included aggregate cash payments to us of $457,219, the transfer $584,796 of accounts receivable to the buyer and the assumption of accounts payable by the buyer of $1,035,322, accrued liabilities of $100,332 and $45,000 of transaction costs paid by us.  In accordance with current accounting regulations, the financial information for the three and nine months ended September 30, 2007 and 2006 are presented as discontinued operations.

Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

Service Revenues
Revenues generated from services consist primarily of VOD pay-per-view content, monthly service fees, free-to-guest residuals, high speed internet access HSIA call center and field support services.

Revenues for the third quarter of 2007 were $2,895,045 compared to $3,186,155 for the comparable period in 2006.  The change resulted primarily from lower VOD content revenue.

During the third quarter of 2007, we generated $2,402,695 from the sales of our VOD content representing monthly revenue per room (“RPR”) of $5.20 as compared to $2,734,419 or $5.75 RPR for the comparative period in 2006.  The decrease resulted from customer churn and fewer movie rentals.

During the third quarter of 2007, we generated $245,866 and $246,484 of revenues from HSIA services and other service revenues, respectively. During the comparable period in 2006, we generated $242,587 and $209,149 of revenues from HSIA services and other service revenues, respectively.

Product Revenues
Revenues generated from product sales consists of equipment sales of all our products, primarily eMod™ VOD, free-to-guest and HSIA components.    Revenues for the third quarter of 2007 were $256,058 compared to $476,423 for the comparable period in 2006. The change resulted from lower HSIA equipment sales, offset slightly by an increase in VOD equipment revenue as a result of additional eMod sales and recognition of prior revenue previously deferred.

Gross Profits from Services Revenues
VOD costs (exclusive of operating expenses and depreciation and amortization of the underlying equipment) includes movie license fees, the commission retained by the hotel and other related costs.

Gross profit for the third quarter of 2007 was $2,095,815 compared to a gross profit of $2,332,384 for the comparable period in 2006. Our gross margin for the third quarter of 2007 and 2006 for VOD content was $1,605,306 or 67% and $1,887,679 or 69%, respectively.  The change in the gross profit margin is the result of VOD content mix and the associated license fees.

Gross Profit from Product Revenues
Gross profit from product revenues for the third quarter of 2007 was $5,534 (or 2%) compared to a gross profit of $181,819 (or 38%) for the comparable period in 2006.

Selling, General and Administrative
Selling, general and administrative expenses for the third quarter of 2007 were $3,868,765 compared to $4,899,539 for the comparable period of 2006.  The decrease is the result of lower stock-based compensation and the implementation of restructuring and cost control initiatives, primarily in the areas of payroll, consulting and professional services.

During the third quarter of 2007, we incurred approximately $57,179 of expenses relating to employee severance agreements.  During the third quarters of 2007 and 2006, we incurred $117,748 and $931,764, respectively of non-cash stock-based compensation.

Restructuring
During the third quarter of 2007, we consolidated our Irvine, California facility to Peoria, Illinois facility.  We have subleased approximately 75% of the facility and do not anticipate receiving any further economic benefit for the unoccupied space for the remaining term of the Irvine lease agreement.  As a result, we recorded $334,651of expenses during the third quarter of 2007.

Impairment of Goodwill
As of the end of the third quarter of 2007, we performed a goodwill impairment test relating to SVI which resulted in an impairment to the goodwill of $2,668,378.

Amortization of Intangible Assets
Amortization of intangible includes software technology, customer relationships and a trade name from business combinations we completed.

For the third quarter of 2007 and 2006, amortization expense related to our intangible assets was $218,782 and $229,771, respectively.

Interest Income
Interest income during the third quarter of 2007 and 2006 was $20,803 and $7,566, respectively.  The change resulted from higher average cash balance and an increase interest rate in 2007 as compared to 2006.

Interest Expense
Interest expense during the third quarter of 2007 includes amounts due under our newly issued Senior Secured Notes issued in connection with the Exchange Transaction and interest while outstanding, on our Senior Notes, SVI Acquisition and other outstanding notes.

For the third quarter of 2007, interest expense was $621,613 compared to $3,298,541 for the comparable period in 2006. Interest expense for third quarter of 2007 includes $103,859 and $214,445, respectively, of cash-based interest on our outstanding Senior Secured debt and non-cash interest expense relating to the accretion of the underlying debt discount.  For the comparable period in 2006, we incurred $2,609,522 in loan extension fees and liquidated damages of $341,667.

Extinguishment of Debt, Preferred Stock and Creditor Settlements
As discussed in Note 2 to our consolidated financial statements, during the third quarter of 2007, in connection with the Exchange Transaction, we recognized a loss on the extinguishment of debt, preferred stock and creditor settlements of $981,015. Included in this amount is a loss on extinguishment of debt of $6,395,679, a gain on the extinguishment of Series A & B Preferred Stock of $5,074,512, and gains of $340,152 for the reduction of certain trade payables.

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

We recognized a gain on the extinguishment of our derivative liabilities of $290,487 during the third quarter of 2007 which resulted from the Exchange Transaction and the cancellation of the securities underlying the derivative liabilities.

During the third quarter of 2006, we recorded income of $15,251 from the change in the fair value of the derivative liabilities primarily resulting from decrease in our stock price during the period.

Beneficial Conversion Feature on Preferred Stock
In connection with the Exchange Transaction, we issued debt and shares of Series C preferred stock.  The face value of the debt and preferred stock were allocated based on their relative fair value and recorded as a debt discount and a beneficial conversion feature respectively. A beneficial conversion feature on the preferred stock of $4,195,372 was immediately amortized over the earliest conversion date to which it can be converted into common stock which was the date of issuance.

Preferred Stock Dividends
During the third quarter of 2007 and 2006, dividends totaled $383,392 and $128,855, respectively. The increase in dividends in 2007 resulted from an increase in the face value of the preferred stock from the 2006 period.

Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

Service Revenues
Revenues generated from services consist primarily of VOD pay-per-view content, monthly service fees, free-to-guest residuals, HSIA call center and field support services.

Revenues for the nine months of 2007 were $8,235,463 compared to $3,207,989 for the comparable period in 2006.  The increase resulted from the inclusion of revenues generated by SVI during the nine months of 2007.  Revenues for the comparable nine months of 2006 include only amounts generated by SVI for the three months ended September 30, 2006, as the acquisition was consummated effective July 1, 2006.

During the nine months of 2007, we generated $6,788,371 from the sales of our VOD content representing monthly revenue per room of $4.85.

During the nine months of 2007, we generated $736,166 and $710,927 of revenues from HSIA and other service revenues, respectively.

Product Revenues
Revenues for the nine months of 2007 were $1,060,219 compared to $555,425 for the comparable period in 2006.  The increase resulted from the inclusion of revenues generated by SVI and revenues generated from the shipment and/or installation of our eMod systems.

Gross Profits from Services Revenues
Gross profit for the nine months of 2007 was $6,199,045 compared to a gross profit of $2,275,418 for the comparable period in 2006. Our gross margin for the nine months of 2007 for VOD content was $4,760,785 or 70%.

Gross Profit from Product Revenues
Gross profit from product revenues for the nine months of 2007 was $302,408 or 29% compared to a gross profit of $134,166 or 24% for the comparable period in 2006.

Selling, General and Administrative
Selling, general and administrative expenses for the nine months of 2007 were $12,580,455 compared to $11,457,766 for the comparable period of 2006. The increase during 2007 resulted from the inclusion of nine months of expenses for SVI during the 2007 period, compared to three months for the comparable period.

During the nine months of 2007, we incurred $440,179 of expenses relating to employee severance agreements and an investment banking agreement.  During 2007 and 2006, we incurred $235,873 and $3,521,764, respectively, of non-cash stock-based compensation expense.

Restructuring
During the nine months ended 2007, we vacated our Irvine, California facility and consolidated our operations to our Peoria, Illinois facility.  We have subleased approximately 75% of the facility and do not anticipate receiving any further economic benefit for the unoccupied space for the remaining term of the Irvine lease agreement.  As a result, we recorded $334,651 and $0 of expenses during the nine months of 2007 and 2006, respectively.

Impairment of Goodwill
As of the end of the third quarter of 2007, we performed a goodwill impairment test relating to SVI which resulted in an impairment to the goodwill of $2,668,378.

Amortization of Intangible Assets
Amortization of intangible includes software technology, customer relationships and a trade name from business combinations we completed.

For the nine months of 2007 and 2006, amortization expense related to our intangible assets was $656,434 and $581,135, respectively.  The increase in 2007 resulted from the inclusion of amounts related to our acquisition of SVI.

Interest Income
Interest income for the nine months of 2007 and 2006 was $20,881 and $8,958, respectively.  The change resulted from higher average cash balance and an increase interest rate in 2007 as compared to 2006.

Interest Expense
Interest expense for the nine months of 2007 includes amounts incurred in connection with our Senior Secured Notes issued in connection with the Exchange Transaction and interest (cash and non-cash) while outstanding, on our Senior Notes, SVI Acquisition, Series A and Series B preferred stock and other outstanding notes.

For the nine months of 2007, interest expense was $8,787,032 compared to $4,228,478 for the comparable period in 2006. The change primarily resulted from $6,381,894 of non-cash interest expense relating to our previously outstanding Series A and Series B convertible preferred stock.  For the comparable period in 2006, we incurred $2,609,522 in loan extension fees and liquidated damages of $341,667.

Extinguishment of Debt, Preferred Stock and Creditor Settlements
As discussed in Note 2 to our consolidated financial statements, during the third quarter of 2007, in connection with the Exchange Transaction, we recognized a loss on the extinguishment of debt, preferred stock and creditor settlements of $981,015. Included in this amount is a loss on extinguishment of debt of $6,395,679, a gain on the extinguishment of Series A & B Preferred Stock of $5,074,512, and gains of $340,152 for the reduction of certain trade payables.

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

We recognized a gain on the extinguishment of our derivative liabilities of $290,487 during the third quarter of 2007 which resulted from the Exchange Transaction and the cancellation of the securities underlying the derivative liabilities.

During the nine months of 2007, the change in the fair value of our derivative liabilities resulted in non-cash income of $9,194,336 compared to a non-cash expense of $2,564,504 for the nine months of 2006. The income in 2007 resulted from a decrease in our stock price during the period from December 31, 2006.  The expense in 2006 was due to increases in the stock price.

Beneficial Conversion Feature on Preferred Stock
In connection with the Exchange Transaction, we issued debt and shares of Series C preferred stock.  The face value of the debt and preferred stock were allocated based on their relative fair value and recorded as a debt discount and a beneficial conversion feature respectively. A beneficial conversion feature on the preferred stock of $4,195,372 was immediately amortized over the earliest conversion date to which it can be converted into common stock which was the date of issuance.

Preferred Stock Dividends
During the nine months of 2007 dividends totaled $699,715 compared to $288,855 for the comparable period in 2006. The increase in dividends in 2007 from 2006 resulted from an increase in the face amount of preferred outstanding.

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

At September 30, 2007, our cash balance was $1,147,505 and we had negative working capital of $1,441,557.  Current liabilities at that date consisted primarily of accounts payable, accrued expenses, deferred revenue and the current portion of our long-term debt. As of September 30, 2007, we had $4,210,526 of senior secured debt outstanding.

On July 16, 2007, we entered into a transaction whereby both the holders of  $15,552,394 in outstanding debt and accrued interest and the holders of $8,119,219 of preferred stock and accrued dividends cancelled and exchanged amounts owed into shares of Series C convertible preferred stock.

On July 16, 2007, we issued $4,210,526 face value, 12% senior secured promissory notes, due July 16, 2011. We received gross proceeds of $3,800,000 and converted $200,000 of secured promissory notes issued on June 29, 2007.  The holders of the Senior Secured Notes have a first priority lien on all of the Company's assets and are guaranteed by each of its subsidiaries. The Senior Secured Notes require the Company to repay the principal amounts in equal installments at a rate of 12.5% per quarter beginning in October 2009. Interest is payable based on a 360-day year at the stated rate every three months beginning October 1, 2007.

Management anticipates its current cash reserves including the funds received from the Senior Secured Notes will be sufficient to fund its anticipated operations into December 2007.  We are actively pursuing obtaining additional debt and/or equity financings.  There is no assurance that the proceeds from future financings will be sufficient to obtain profitable operations.  Such financing(s), if available, may increase the risk of the Company not being able to service its debt obligations, and/or cause dilution to existing equity holders.  The Company is currently experiencing issues with paying its vendors and if additional capital is not obtained by December 2007, the Company may be required to seek bankruptcy relief which can lead to a liquidation of the Company’s assets.

During the third quarter of 2007, management identified several cost reduction measures to reduce our operating expenses as a result of a review of our business plan and operations.  These measures will be fully implemented by December 2007.  Our total headcount will be reduced from 200 employees to 153 employees by the end of 2007. In addition, we have identified and implemented other cost reduction measures, such as salary reductions for significant senior management and a number of other employees, strict oversight and reduction in discretionary travel, professional fees and other variable overhead expenses. We believe these reductions in operating costs significantly reduced our monthly operating expenses which will allow us to achieve profitability much sooner.  We expect to realize annual savings in operating expenses of approximately $2,200,000 as a result of these actions.

Operating Activities
Cash used in operating activities was $3,297,389 for the nine months of 2007 compared to cash used of $4,162,718 for the same period in 2006. Operating cash flows in 2007 reflect our net loss of $9,147,243 which includes non-cash income and expenses and changes in working capital. During 2007, we experienced significant increases in our accounts payable and accrued expenses due to our liquidity constraints during this period.  Included in our net loss in 2007 are non-cash income items relating to the net change in the fair value of our derivative liabilities, gain on extinguishment of derivative liabilities, loss on the extinguishment of debt, preferred stock and creditor settlements, and the gain resulting from the sale of our CBC business unit totaling $9,387,272.  These amounts are partially offset by non-cash expenses (depreciation, amortization of intangible assets and debt issuance costs, stock-based compensation, impairment of goodwill and interest) totaling $12,676,110.

Operating cash flows for the nine months of 2006 reflect our net loss of $17,777,515, partially offset by non-cash expenses of $12,751,614 including $3,901,764 of stock-based compensation, $2,564,504 for the change in the fair value of derivative liabilities and $909,841 of amortization relating to debt issuance costs.

Investing Activities
Cash used in investing activities was $679,479 for the nine months of 2007 compared to $6,795,800 for the comparable period of 2006. During 2007, our capital expenditures were primarily comprised of purchases of video-on demand equipment provided to our customers.  Investing cash flows during the 2006 period reflect cash paid of $6,390,000 to acquire SVI and capital expenditures of $405,800.

Financing Activities
Cash generated by financing activities was $4,835,174 for the nine months of 2007 compared to $11,064,167 for the comparable period of 2006.  During 2007, we received $830,000 from the exercise of common stock warrants and issued $4,064,000 of debt instruments.  During the 2006 period, we issued $11,350,000 of notes payable primarily for our acquisition of SVI.

Off Balance Sheet Arrangements

As of September 30, 2007, we did not have any off-balance sheet arrangements as defined in Item 303(c)(2) of SEC Regulation S-B.

Item 3.	Controls and Procedures

We have reviewed the effectiveness of the design and operation of our disclosure controls and procedures and our internal controls over financial reporting during the year ended December 31, 2006, that have materially affected or are reasonably likely to materially affect such controls. Our certifying officers have disclosed, based on our most recent evaluation of the internal control over financial reporting, to our auditors and the audit committee of our board of directors (or persons performing the equivalent functions) all significant material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer (or persons performing the equivalent functions), to allow timely decisions regarding required disclosure.

In connection with its audit of the our consolidated financial statements for the year ended December 31,2006, McKennon, Wilson & Morgan LLP, our independent accountants, advised management of certain significant internal control deficiencies that they considered to be, in the aggregate, a material weakness, including, inadequate staffing and supervision; substantiation and evaluation of certain general ledger account balances including the lack of reconciliations and improper cut-offs; lack of procedures and/or expertise needed to prepare all required financial disclosures; and evidence that employees lack the qualifications and training to fulfill their assigned functions. McKennon, Wilson & Morgan LLP indicated that they considered these deficiencies to be a material weakness as that term is defined under standards established by the American Institute of Certified Public Accountants. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal control from reducing to an appropriately low level the risk that material misstatements in our financial statements will not be prevented or detected on a timely basis. We considered these matters in connection with the year-end closing of accounts and preparation of financial statements as and for the year ended December 31, 2006, and determined that no prior period financial statements were materially affected by such matters.

We have been and are currently in process of remediation of the observations by McKennon Wilson &Morgan LLP. We recently completed the integration of the accounting functions and responsibilities incurred from the merger of nine companies within the last two years, including the reverse merger into a public company. Through the acquisition of SVI Hotel Corporation, we obtained an accounting department. In February 2007, we retained Brian Weiss, a principle with BSW & Associates, as our Interim Chief Financial Officer. Mr. Weiss has the requisite financial and accounting background to assist us with addressing our material weaknesses. He is working with our staff to address and remediate our deficiencies. During the second quarter of 2007, we successfully centralized our accounting function to our Peoria facility, utilizing our SVI accounting personnel.  We are continuing to implement additional policies, procedures, and controls to address the remaining outstanding issues.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives, and our Interim Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

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

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

At the Company’s annual shareholders’ meeting held on August 27, 2007, the shareholders elected each of the director nominees, approved an amendment to the Articles of Incorporation to effect a 1-for-30 reverse stock split of all outstanding shares of the Company’s common stock, approved an amendment to the Articles of Incorporation to increase the number of shares of common stock authorized for issuance from 100,000,000 to 200,000,000, approved an amendment to the Articles of Incorporation to change the Company’s name to SVI Media, Inc., and confirmed the appointment of McKennon, Wilson & Morgan LLP as the Company’s independent certified public accountants for the fiscal year ended December 31, 2007.

	Number of Shares
1. To elect four directors to the Board of Directors to serve until the next annual meeting of shareholders or until their respective successors have been elected or appointed	Voted For	Withheld	Abstain

Lewis Jaffe	29,971,921	10,957	2,958
David Malm	29,960,588	22,290	2,958
Rick Winston	29,972,255	10,623	2,958
Anthony Cantone	29,972,255	10,623	2,958

	Number of Shares
	Voted For	Voted Against	Abstain	Broker Non-Votes

2. To ratify selection of independent certified public accountants for the fiscal year ended December 31, 2007	29,985,697	124	14	0
3. To approve an amendment to the Articles of Incorporation to effect a 1-for-30 reverse stock split of all outstanding shares of the Company’s common stock	29,970,869	9,949	5,017	0
4. To approve an amendment to the Articles of Incorporation to increase the number of shares of common stock authorized for issuance from 100,000,000 to 200,000,000	29,970,240	12,041	3,554	0
5. To approve an amendment to the Articles of Incorporation to change the Company’s name to SVI Media, Inc.	29,973,815	11,839	181	0

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of principal executive and principal financial officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of principal executive and principal financial officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SVI Media, Inc.

Date:	November 19, 2007

	By:	/s/ Brian Weiss
Brian Weiss
	Title:	Principal Executive Officer and Interim Chief Financial Officer